Form 10-Q
period 2001-06-30
RADVISION LTD
filed 2001-08-09
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___



                        Commission file number: 000-29871


                                 RADVISION LTD.
                                 --------------
             (Exact Name of Registrant as Specified in Its Charter)



        Israel                                                   N/A
        ------                                                   ---
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

               24 Raoul Wallenberg Street, Tel Aviv 69719, Israel
               --------------------------------------------------
                    (Address of Principal Executive Offices)

                                 972-3-645-5220
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                       -----------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of August 6, 2001 the Registrant had 19,567,015 Ordinary Shares, par value NIS 0.1 per share, outstanding.

     Preliminary Notes: RADVision Ltd. is incorporated in Israel and is a "foreign private issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the "1934 Act") and in Rule 405 under the Securities Act of 1933. As a result, it is eligible to file this quarterly report on Form 6-K (in lieu of Form 10-Q) and to file its annual reports on Form 20-F (in lieu of Form 10-K). However, RADVision Ltd. elects to file its interim reports on Forms 10-Q and 8-K and in the future to file its annual reports on Form 10-K.

     Pursuant to Rule 3a12-3 regarding foreign private issuers, the proxy solicitations of RADVision Ltd. are not subject to the disclosure and procedural requirements of Regulation 14A under the 1934 Act, and transactions in its equity securities by its officers and directors are exempt from Section 16 of the 1934 Act.

                                 RADVISION LTD.

                                      INDEX


                                                                            Page
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.     Condensed Consolidated Balance Sheets as of June 30, 2001
               and December 31, 2000........................................4

            Condensed Consolidated Statements of Operations -
               for the Three Months and Six Months
               ended June 30, 2001 and 2000.................................5

            Condensed Consolidated Statements of Cash Flows -
               for the Six Months ended June 30, 2001 and 2000..............6

            Notes to Condensed Consolidated Financial Statements............7

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............10


Item 3.     Quantitative and Qualitative Disclosure About Market Risk......16


Part II - Other Information:

Item 1.     Legal Proceedings..............................................17

Item 2.     Changes in Securities and Use of Proceeds......................17

Item 3.     Defaults Upon Senior Securities................................18

Item 4.     Submission of Matters to a Vote of Security Holders............18

Item 5.     Other Information..............................................20

Item 6.     Exhibits and Reports on Form 8-K...............................20

            Signatures.....................................................21

                         PART I - FINANCIAL INFORMATION

                                 RADVISION LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands of U.S dollars, except share amounts)

                                                      June 30,     December 31,
                                                        2001           2000
                                                     --------      ------------

  Cash and cash equivalents                          $ 42,368       $ 41,617
  Short-term investments                               22,967         39,550
  Trade receivables, net of allowance for
   doubtful debts $1,400 (2000 - $577)                  5,332          7,025
  Other receivables and prepaid expenses                  876          1,051
  Inventories                                           2,003          4,956
                                                        -----          -----
   Total current assets                                73,546         94,199
                                                       ------         ------

Long-term investments                                  26,490         15,897
                                                       ------         ------

Property and equipment, net                             5,399          5,200
                                                        -----          -----

Deposit with insurance companies                        1,239          1,055
                                                        -----          -----

   Total assets                                      $106,674       $116,351
                                                     ========       ========

Current liabilities
  Current maturities of long-term loans              $     38       $     46
  Trade payables                                        1,531          3,716
  Other payables and accrued expenses                  13,529         16,777
                                                       ------         ------
  Total current liabilities                            15,098         20,539
                                                       ------         ------

Long-term liabilities
  Bank loans                                                -             19
  Accrued severance pay                                 1,877          1,448
                                                        -----          -----
                                                        1,877          1,467
                                                        -----          -----

  Total liabilities                                    16,975         22,006
                                                       ------         ------

Shareholders' equity
  Ordinary shares of NIS 0.1 par value:
  Authorized - 24,984,470 shares as of June 30,
  2001 (2000 - 24,984,470); issued and
  outstanding - 19,137,712 shares as of June 30,
  2001 (2000 - 19,144,948 shares)                         177            165
  Additional paid-in capital                          103,688        103,849
  Treasury stock                                       (2,677)             -
  Deferred compensation                                  (463)          (641)
  Accumulated deficit                                 (11,026)        (9,028)
                                                      -------         ------
  Total shareholders' equity                           89,699         94,345
                                                       ------         ------

  Total liabilities and shareholders' equity         $106,674       $116,351
                                                     ========       ========

     The accompanying notes form an integral part of these consolidated financial statements.

                                 RADVISION LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
       (In thousands of U.S. Dollars, except per-share and share amounts)


                                              Three months ended             Six months ended
                                                   June 30,                       June 30,
                                         --------------------------    ----------------------------
                                              2001          2000            2001           2000
                                         ------------- ------------    -------------- -------------
Revenues                                    $10,430       $10,201         $25,325        $18,028

Cost of revenues                             (2,240)       (2,579)         (5,964)        (4,523)
                                             ------        ------          ------         ------

Gross profit                                  8,190         7,622          19,361         13,505
                                              -----         -----          ------         ------

Operating expenses
  Research and development
   expenses, net                             (4,563)       (2,967)         (9,320)        (5,261)

  Marketing and selling expenses             (4,365)       (4,523)         (9,205)        (8,134)

  General and administrative expenses        (1,308)         (670)         (2,477)        (1,285)

  Restructuring costs                        (3,023)            -          (3,023)             -
                                             ------         ------         ------         ------

   Total operating expenses                 (13,259)       (8,160)        (24,025)       (14,680)
                                            -------        ------         -------        -------

Operating loss                               (5,069)         (538)         (4,664)        (1,175)

Financing income, net                         1,264         1,279           2,840          1,395

Other expenses                                    -             -            (173)             -
                                             ------        ------          ------         ------

  Net income (loss)                         $(3,805)          $741        $(1,997)          $220
                                            =======           ====        =======           ====

Basic earnings (loss) per ordinary
 share                                       $(0.20)         $0.04         $(0.10)         $0.01
                                             ======          =====         ======          =====

Weighted average number of ordinary
  shares used in calculation             19,199,771     18,598,596     19,204,162     16,612,550
                                         ==========     ==========     ==========     ==========


Diluted earnings (loss) per ordinary
  share                                      $(0.20)         $0.03         $(0.10)         $0.01
                                             ======          =====         ======          =====

Weighted average number of
  ordinary shares used in calculation    19,199,771     21,705,623     19,204,162     19,710,105
                                         ==========     ==========     ==========     ==========



     The accompanying notes form an integral part of these consolidated financial statements.

                                 RADVISION LTD.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                         (In thousands of U.S. Dollars)

                                                              For the six months ended
                                                                        June 30,
                                                              --------------------------
                                                                   2001          2000
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $  (1,997)     $    220
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Income and expenses not affecting operating cash flows:
      Depreciation                                                  769           511
      Severance pay, net                                            245           209
      Amortization of deferred compensation                         178           302
      Other                                                         173            24
     Changes in operating assets and liabilities:
      Decrease (increase) in trade receivables, net               1,693        (2,517)
      Decrease (increase) in other receivables and
        prepaid expenses                                            175          (505)
      Decrease (increase) in inventories                          2,953        (2,333)
      Decrease in trade payables                                 (2,185)       (1,485)
      Increase (decrease) in other payables and accrued
        expenses                                                 (3,248)       10,123
                                                                 ------        ------
        Net cash provided by (used in) operating activities      (1,244)        4,549
                                                                 ------         -----


CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in short-term investments                  16,583       (26,218)
  Increase in long-term investments                             (10,593)     $(43,278)
  Purchase of property and equipment                             (1,151)       (1,214)
  Proceeds from sale of property and equipment                        9            76
                                                                  -----         -----
        Net cash provided by (used in) investing activities       4,848       (70,634)
                                                                  -----       -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of share capital                                         401        89,270
  Purchase of treasury stock                                     (2,677)            -
  Payment of issuance expenses                                     (550)            -
  Repayment of long-term loans                                      (27)          (36)
                                                                    ---           ---
        Net cash provided by (used in) financing activities      (2,853)       89,234
                                                                 ------        ------


INCREASE IN CASH AND CASH EQUIVALENTS                               751        23,149
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          $ 41,617      $  2,605
                                                               --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                $ 42,368      $ 25,754
                                                               ========      ========


     The accompanying notes form an integral part of these consolidated financial statements.

                                 RADVISION LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - BASIS OF PRESENTATION


          The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 2001 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 2001 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the Company's audited financial statements as of that date.


          The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.


          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 20-F for the year ended December 31, 2000 filed with the Securities and Exchange Commission.


          The condensed consolidated financial statements of the Company have been prepared in U.S. dollars, as the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar. All of the Company's sales are in U.S. dollars or are dollar-linked. Most purchases of materials and components and most marketing costs are denominated in U.S. dollars. Therefore, the functional currency of the Company is the U.S. dollar.


          Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States ("FASB"). Accordingly, items have been remeasured as follows:


               - Monetary items - at the exchange rate in effect on the balance sheet date.

               -    Non monetary items - at historical exchange rates.

               - Revenue and expense items - at the exchange rates in effect as of the date of recognition of those items, excluding depreciation and other items deriving from non-monetary items.

          All exchange gains and losses from the remeasurement mentioned above,which are immaterial for all periods presented are reflected in the statement of operations. The representative rate of exchange at June 30, 2001 was U.S.$1.00 = New Israeli Shekel (NIS) 4.165 and at June 30, 2000 =NIS 4.084.


Note 2 - RECENTLY ISSUED NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. All other intangible assets will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company believes that the adoption of SFAS 141 and SFAS 142 will not have an effect on its financial statements.


Note 3 - INVENTORIES

                                                      June 30     December 31
                                                      -------     -----------
                                                        2001          2000
                                                      -------     -----------

           Materials and components                   $1,536        $2,377
           Work in process                               149           610
           Finished products                             317         1,969
                                                         ---         -----
                                                      $2,002        $4,956
                                                      ======        ======


Note 4 - REPURCHASE OF ORDINARY SHARES

     On February 28, 2001, we announced that our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares in the open market from time to time at prevailing market prices. No time limit was given with respect to the duration of the share repurchase program. As of June 30, 2001 we had repurchased 375,223 ordinary shares at a cost of $2,677,000. We may use the repurchased shares for issuance upon exercise of employee stock options or other corporate purposes.

Note 5 - RESTRUCTURING COSTS

     We recorded a charge of $3.0 million in the second quarter of 2001 for severance costs associated with a 13% workforce reduction as part of our plan to reduce operating expenses.

                                 RADVISION LTD.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

The discussion and analysis which follows in this quarterly report may contain trend analysis and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts. We remind shareholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors that could cause the future results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, but are not limited to, the uncertainties and factors included in the "Risk Factors" contained in our Annual Report on Form 20-F for the fiscal year ended December 31, 2000.

Overview

We are a leading designer, developer and supplier of products and technology that enable real-time voice, video and data communications over packet networks, including the Internet and other IP networks.

We were incorporated in January 1992, commenced operations in October 1992 and commenced sales of our products in the fourth quarter of 1994. Before that time, our operations consisted primarily of research and development and recruiting personnel. In 1995, we established a wholly owned subsidiary in the United States, RADVision Inc., which conducts our sales and marketing activities in North America. In 2000, we established a wholly owned subsidiary in the Hong Kong, RADVision HK Ltd, which conducts our marketing activities in Asia Pacific. In 2001, we established a wholly owned subsidiary in the United Kindom, RADVision (UK) Ltd, which conducts our marketing activities in England.

Revenues

We generate revenues from sales of our networking products that are primarily sold in the form of stand-alone products, and our technology products that are primarily sold in the form of software development kits, as well as related maintenance and support services. We generally recognize revenues from the sale of our products upon shipment and when collection is probable. Revenues generated from maintenance and support services are deferred and recognized ratably over the period of the term of service. We price our networking products on a per unit basis, and grant discounts based upon unit volumes. We price our software development kits on the basis of a fixed-fee plus royalties from products developed using the software development kits. We sell our products and technology through direct sales and various indirect distribution channels in North America, Europe, the Far East and Israel.

Results of Operations

The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:


                                               Three months       Six months
                                              ended June 30,    ended June 30,
                                              --------------    --------------
                                              2000      2001     2000     2001
                                              ----      ----     ----     ----
Revenues
   Networking products....................    58.5%     55.9%    58.9%    62.6%
   Technology products....................    41.5      44.1     41.1     37.4
   Total revenues.........................   100.0     100.0    100.0    100.0
Cost of revenues
   Networking products....................     -        19.3      -       21.6
   Technology products....................     -         2.2      -        1.9
   Total cost of revenues.................    25.3      21.5     25.1     23.5
Gross profit..............................    74.7      78.5     74.9     76.5
Operating expenses
  Research and development................    32.7      43.8     32.5     36.8
  Less participation by the Chief Scientist    3.6       -        3.3      -
  Research and development, net...........    29.1      43.8     29.2     36.8
  Marketing and selling...................    44.3      41.9     45.1     36.4
  General and administrative..............     6.6      12.5      7.1      9.8
  Restructuring costs.....................     -        28.9      -       11.9
 Total operating expenses.................    80.0     127.1     81.4     94.9
Operating loss............................    (5.3)    (48.6)    (6.5)   (18.4)
Financing income, net.....................    12.5      12.1      7.7     10.5
Net income (loss).........................     7.2     (36.5)     1.2     (7.9)
                                             =====     =====    =====    =====



Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 2001

Revenues. Revenues increased from $10.2 million for the three months ended June 30, 2000 to $10.4 million for the three months ended June 30, 2001, an increase of $0.2 million, or 2.0%. This increase was due to a $0.4 million, or 9.5%, increase in sales of our technology products, offset by a decrease of $0.2 million, or 9.6%, in sales of networking products.

Revenues from networking products decreased from $6.0 million for the three months ended June 30, 2000 to $5.8 million for the three months ended June 30, 2001. The decrease in revenues from networking products is attributable to an ongoing softness in enterprise spending all over the world.

Revenues from technology products increased from $4.2 million for the three months ended June 30, 2000 to $4.6 million for the three months ended June 30, 2001. This increase in revenues from technology products was primarily attributable to increased market demand.

Revenues from sales to customers in the United States increased from $5.2 million, or 50.9% of revenues, for the three months ended June 30, 2000, to $6.1 million, or 58.6% of revenues, for the three months ended June 30, 2001, an increase of $0.9 million, or 17.3%. This increase in sales to customers in the United States was primarily attributable to the more rapid adoption of our technology in the United States as compared to the rest of the world.

Revenues from sales to customers in Europe decreased from $2.6 million, or 25.5% of revenues, for the three months ended June 30, 2000, to $2.2 million, or 21.2% of revenues, for the three months ended June 30, 2001, a decrease of $0.4 million, or 15.4%. This decrease in sales to customers in Europe was primarily attributable to slower adoption of technology in this region.

Revenues from sales to customers in the Far East increased from $1.2 million, or 11.8% of revenues, for the three months ended June 30, 2000, to $1.6 million, or 15.4% of revenues, for the three months ended June 30, 2001, an increase of $0.4 million, or 33.3%. This increase in sales to customers in the Far East was primarily attributable to increased sales efforts.

Revenues from sales to customers in Israel decreased from $1.2 million, or 11.8% of revenues, for the three months ended June 30, 2000, to $0.5 million, or 4.8% of revenues, for the three months ended June 30, 2001, a decrease of $0.7 million, or 58.3%.

Cost of Revenues. Cost of revenues decreased from $2.6 million for the three month period ended June 30, 2000 to $2.2 million for the three months ended June 30, 2001, a decrease of $0.4 million, or 15.4%. Gross profit as a percentage of revenues increased from 74.5% for the three months ended June 30, 2000 to 78.8% for the three months ended June 30, 2001, due to the decreased proportion of networking products sales and an increase in sales of products with a higher profitability.

Research and Development, Net. Research and development expenses, net increased from $3.0 million for the three months ended June 30, 2000 to $4.6 million for the three months ended June 30, 2001, an increase of $1.6 million, or 53.3%. This increase was primarily attributable to an increase in the number of research and development personnel whom we employed, as well as from our decision not to apply for any grants from the Chief Scientist. In the third quarter of 2000 we discontinued our relationship with the Chief Scientist in order to reduce certain restrictions on our business and to avoid paying increased interest rates in the future on royalty payments. We have increased our research and development personnel to support our existing and expected new product lines and to accommodate the growth of our business. Research and development expenses, net as a percentage of revenues grew from 29.4% for the three months ended June 30, 2000 to 44.2% for the three months ended June 30, 2001.

Marketing and Selling. Marketing and selling expenses decreased from $4.5 million for the three months ended June 30, 2000 to $4.4 million for the three months ended June 30, 2001, a decrease of $0.1 million, or 2.2%. We decreased our sales and marketing expenses in response to current and expected continued softness in the market for our products. Marketing and selling expenses as a percentage of revenues decreased from 44.1% for the three months ended June 30, 2000 to 42.3% for the three months ended June 30, 2001.

General and Administrative. General and administrative expenses increased from $0.7 million for the three months ended June 30, 2000 to $1.3 million for the three months ended June 30, 2001, an increase of $0.6 million or 85.7%. This increase was primarily attributable to an increase in personnel expenses. General and administrative expenses as a percentage of revenues was 6.9% for the three months ended June 30, 2000 and 12.5% for the three months ended June 30, 2001.

Restructuring Costs. We recorded a charge of $3.0 million in the second quarter of 2001 for severance costs associated with a 13% workforce reduction as part of our plan to reduce operating expenses.

Operating Loss. Our operating loss increased from $0.5 million for the three months ended June 30, 2000 to $5.1 million for the three months ended June 30, 2001 as a result of our restructuring costs and increased research and development expenses.

Financial Income. We had financial income of $1.3 million in both the three months ended June 30, 2000 and June 30, 2001. This income was principally derived from the investment of the proceeds of our March 2000 initial public offering and private placement.

Net Income(Loss). Net loss for the quarter was $3.8 million compared with net income of $741,000 for the second quarter of 2000.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Revenues. Revenues increased from $18.0 million for the six months ended June 30, 2000 to $25.3 million for the six months ended June 30, 2001, an increase of $7.3 million, or 40.6%. This increase was due to a $5.2 million, or 49.1%, increase in sales of our networking products, as well as a $2.1 million, or 28.4%, increase in sales of technology products.

Revenues from networking products increased from $10.6 million for the six months ended June 30, 2000 to $15.8 million for the six months ended June 30, 2001. The increase in revenues from networking products is attributable to a global increase in demand for these units as customers moved from integrated services digital networks, or ISDN, to IP-based networks, as well as from new OEM agreements that generated additional product sales.

Revenues from technology products increased from $7.4 million for the six months ended June 30, 2000 to $9.5 million for the six months ended June 30, 2001. This increase in revenues from technology products was primarily attributable to increased market demand.

Revenues from sales to customers in the United States increased from $9.5 million, or 52.8% of revenues, for the six months ended June 30, 2000, to $17.1 million, or 67.6% of revenues, for the six months ended June 30, 2001, an increase of $7.6 million, or 80.0%. This increase in sales to customers in the United States was primarily attributable to new OEM agreements that generated additional product sales.

Revenues from sales to customers in Europe decreased from $4.6 million, or 25.5% of revenues, for the six months ended June 30, 2000, to $3.9 million, or 15.4% of revenues, for the six months ended June 30, 2001, a decrease of $0.7 million, or 15.2%. This decrease in sales to customers in Europe was primarily attributable to slower adoption of technology in this region.

Revenues from sales to customers in the Far East increased from $2.2 million, or 12.2% of revenues, for the six months ended June 30, 2000, to $3.2 million, or 12.6% of revenues, for the six months ended June 30, 2001, an increase of $1.0 million, or 45.5%. This increase in sales to customers in the Far East was primarily attributable to increased sales efforts.

Revenues from sales to customers in Israel decreased from $1.7 million, or 9.4% of revenues, for the six months ended June 30, 2000, to $1.1 million, or 4.3% of revenues, for the six months ended June 30, 2001, a decrease of $0.6 million, or 35.3%.

Cost of Revenues. Cost of revenues increased from $4.5 million for the six months ended June 30, 2000 to $6.0 million for the six months ended June 30, 2001, an increase of $1.5 million, or 33.3%. Gross profit as a percentage of revenues increased from 75.0% for the six months ended June 30, 2000 to 76.7% for the six months ended June 30, 2001, due to the increased proportion of networking products sales that generate a higher profitability.

Research and Development, Net. Research and development expenses, net increased from $5.3 million for the six months ended June 30, 2000 to $9.3 million for the six months ended June 30, 2001, an increase of $4.0 million, or 75.5%. This increase was primarily attributable to an increase in the number of research and development personnel whom we employed, as well as from our decision not to apply for any grants from the Chief Scientist. Research and development expenses, net as a percentage of revenues increased from 29.4% for the six months ended June 30, 2000 to 36.7% for the six months ended June 30, 2001.

Marketing and Selling. Marketing and selling expenses increased from $8.1 million for the six months ended June 30, 2000 to $9.2 million for the six months ended June 30, 2001, an increase of $1.1 million, or 13.6%. This increase was primarily attributable to a $0.7 million, or 15.2%, increase in personnel-related expenses. Marketing and selling expenses as a percentage of revenues decreased from 45.0% for the six months ended June 30, 2000 to 36.3% for the six months ended June 30, 2001.

General and Administrative. General and administrative expenses increased from $1.3 million for the six months ended June 30, 2000 to $2.5 million for the six months ended June 30, 2001, an increase of $1.2 million or 92.3%. This increase was primarily attributable to an increase in personnel expenses. General and administrative expenses as a percentage of revenues was 7.2% for the six months ended June 30, 2000 and 9.9% for the six months ended June 30, 2001.

Restructuring Costs. We recorded a charge of $3.0 million in the first six months of 2001 for severance costs associated with a 13% workforce reduction as part of our plan to reduce operating expenses.

Operating Loss. Our operating loss increased from $1.2 million for the six months ended June 30, 2000 to $4.7 million for the six months ended June 30, 2001 as a result of our restructuring expenses and increased research and development expenses.

Financial Income. Financial income increased from $1.4 million for the six months ended June 30, 2000 to $2.7 million for the six months ended June 30, 2001 principally as a result of the increased interest income we derived from the investment of the proceeds of our March 2000 initial public offering and private placement.

Net Income (Loss). Net loss for the first six months of 2001 was $2.0 million compared with net income of $220,000 for the first six months of 2000.

Liquidity and Capital Resources

From our inception until our initial public offering in March 2000, we financed our operations through cash generated by operations and a combination of private placements of our share capital and borrowings under lines of credit. Through December 31, 1999, we raised a total of approximately $12.2 million in aggregate net proceeds in four private placements. In March 2000, we sold 4,370,000 of our ordinary shares in an initial public offering and 590,822 ordinary shares in a private placement. We received net proceeds of $89.2 million from the public offering and private placement. As of June 30, 2001, we had approximately $42.4 million in cash and cash equivalents and our working capital was approximately $58.4 million.

Net cash used in operating activities was approximately $1.2 million for the six months ended June 30, 2001. This amount was primarily attributable to a decrease of $3.2 million in other payables and accrued expenses and a decrease in trade payables of $2.2 million. These increases in cash used in operating activities were offset in part by a decrease in trade receivables of $1.7 million and a decrease in inventory of $3.0 million.

The decrease in inventory for the six months ended June 30, 2001 was primarily due to our efforts to manage our inventory to correspond with the expected need of the networking market. The decrease in accounts receivable for the six months ended June 30, 2001 was primarily the result of reduced sales in the quarter ended June 30, 2001 compared to the higher level of sales during the last months of 2000.

Net cash provided by investing activities was $4.8 million for the six months ended June 30, 2001. During the six months ended June 30, 2001, $1.2 million of cash used in investing activities was for purchases of property and equipment.

Net cash used in financing activities was $2.9 million for the six months ended June 30, 2001.

As of June 30, 2001, we had $38,000 outstanding under an equipment term loan facility and a $2.5 million line of credit.

Our capital requirements are dependent on many factors, including market acceptance of our products and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures. We anticipate that our capital expenditures and lease commitments will not increase for the foreseeable future due to the anticipated slowdown in the growth of our operations, infrastructure and personnel. Nevertheless, we may establish additional operations as we expand globally.

On February 28, 2001, we announced that our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares in the open market from time to time at prevailing market prices. No time limit was given with respect to the duration of the share repurchase program. As of June 30, 2001 we had repurchased 375,223 ordinary shares at a cost of $2,677,000. We may use the repurchased shares for issuance upon exercise of employee stock options or other corporate purposes.

Item 3. Quantitative and Qualitative Disclosure About Market Risk


We currently do not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. We invest our cash surplus in time deposits, cash deposits, U.S. federal agency securities and corporate bonds with an average credit rating of A2. We currently pay interest on our equipment term loan facility based on the London interbank offered rate. As a result, changes in the general level of interest rates directly affect the amount of interest payable by us under this facility. However, because our outstanding debt under this facility has never exceeded $218,000, we do not expect our exposure to market risk from changes in interest rates to be material.

We cannot assure you that we will not be materially and adversely affected in the future if inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of the devaluation lags behind inflation in Israel.

                           PART II - OTHER INFORMATION




Item 1. Legal Proceedings

     We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

     Use of Proceeds. The following information required by Item 701(f) of Regulation S-K relates to our initial public offering of ordinary shares of our company on March 14, 2000. The following table sets forth, with respect to the ordinary shares registered, the amount of securities registered, the aggregate offering price of amount registered, the amount sold and the aggregate offering price of the amount sold, for both the account of our company and the account of any selling security holder.

                                                                For the account
                                               For the account   of the selling
                                               of the company      shareholder
                                               --------------      -----------

    Number of ordinary shares registered ..       4,370,000            N/A
    Aggregate offering price of shares
       registered .........................     $87,400,000            N/A
    Number of ordinary shares sold ........       4,370,000            N/A
    Aggregate offering price of shares sold     $87,400,000            N/A

     The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending June 30, 2001. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.

                                                 Direct or indirect payments to
                                                 persons other than affiliated
                                                            persons
                                                 ------------------------------

    Underwriting discounts and commissions ......         $6,118,000
    Finders' fees ...............................            550,000
    Expenses paid to or for underwriters.........             41,290
    Other expenses ..............................          2,241,113
                                                           ---------
    Total expenses ..............................         $8,950,403
                                                           =========

     The net public offering proceeds to us, after deducting the total expenses (set forth in the table above), were $78,449,597.

     The following table sets forth the amount of net public offering proceeds used by us for the purposes listed below. None of such payments were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of our equity securities or to our affiliates.

                                                     Direct or indirect payments
                                                     to persons other than to
Purpose                                              affiliated persons
------------------------------------------------     ---------------------------
 Acquisition of other companies and
  business(es) ..............................                 N/A
 Construction of plant, building and facilities               N/A
 Purchase and installation of machinery
   and equipment ............................                 N/A
 Purchase of real estate ....................                 N/A
 Repayment of indebtedness ..................                 N/A
 Working capital ............................             $58,448,000
 Temporary investments ......................                 N/A
 Other purposes .............................                 N/A




Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

          During the three month period ended June 30, 2001, we held our Annual General Meeting of Shareholders.

          At the meeting, held on June 28, 2001, our shareholders voted:

     1. To consider and receive the Directors' Annual Report to Shareholders for the year ended December 31, 2000, and to consider and receive the Company's Consolidated Financial Statements for the year ended December 31, 2000, and the Auditor's report thereon.

                                  For            Against      Abstained
                                  ---            -------      ---------
                                  9,403,212      1,922        4,925

     2. To appoint Luboshitz, Kasierer & Co. (a member firm of Arthur Andersen) to conduct the annual audit of the Company's financial statements for the year ending December 31, 2001, and to authorize the Board of Directors to fix their compensation.


                                  For            Against      Abstained
                                  ---            -------      ---------
                                  9,397,688      8,814        3,557


     3. To elect the following directors to hold office for a term until their successors are duly elected and qualified at our 2002 Annual General Meeting of Shareholders.


                                  For            Against      Abstained
                                  ---            -------      ---------
          Zohar Zisapel.........  9,401,790      8,269             0
          Gadi Tamari...........  9,401,790      8,269             0
          Ami Amir..............  9,401,790      8,269             0
          Efraim Wachtel........  9,401,790      8,269             0
          Andreas Mattes........  9,401,790      8,269             0


     4. To approve an amendment to the Company's Year 2000 Employee Stock Option Plan, increasing the number of Ordinary Shares of the Company reserved for issuance thereunder from 1,531,422 to 2,121,422.


                                  For            Against        Abstained
                                  ---            -------        ---------
                                  7,485,731      1,922,403      1,925

     5. To approve the terms of retirement of Mr. Ami Amir, former Chief Executive Officer of the Company.


                                  For            Against        Abstained
                                  ---            -------        ---------
                                  7,067,445      1,898,889      443,725

     6. To approve the compensation terms of Mr. Gadi Tamari, our new Chief Executive Officer, and to approve his indemnification by the Company.


                                  For            Against        Abstained
                                  ---            -------        ---------
                                  7,483,230      1,898,428      28,401

     7.   To approve the grant of options to directors of the Company.


                                  For            Against        Abstained
                                  ---            -------        ---------
                                  7,474,123      1,929,986      5,950

Item 5. Other Information

     None



Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K filed during the last quarter of the period covered by this report:

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RADVISION LTD.
                                              (Registrant)



                                            /s/Gad Tamari
                                            -------------
                                            Gad Tamari
                                            Chief Executive Officer



                                            /s/David Seligman
                                            -----------------
                                            David Seligman
                                            Chief Financial Officer


Date:  August 9, 2001