Form 10-Q
period 2001-09-30
RADVISION LTD
filed 2001-11-07
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 000-29871

RADVISION LTD.
(Exact Name of Registrant as Specified in Its Charter)

Israel (State or Other Jurisdiction of Incorporation or Organization)	N/A (I.R.S. Employer Identification No.)

24 Raoul Wallenberg Street, Tel Aviv 69719, Israel
(Address of Principal Executive Offices)

972-3-645-5220
(Registrant's Telephone Number, Including Area Code)

N/A
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

Yes [X] No [  ]

As of November 2, 2001 the Registrant had 19,137,712 Ordinary Shares, par value NIS 0.1 per share, outstanding.

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

RADVISION LTD.

INDEX

                                                                                                 Page
-----------------------------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.    Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.....4

           Condensed Consolidated Statements of Operations -
               for the Three Months and Nine Months
               ended September 30, 2001 and 2000....................................................5

           Condensed Consolidated Statements of Cash Flows -
               for the Nine Months ended September 30, 2001 and 2000................................6

           Notes to Condensed Consolidated Financial Statements.....................................7

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......................................10

Item 3.    Quantitative and Qualitative Disclosure About Market Risk...............................16

Part II - Other Information:

PART I - FINANCIAL INFORMATION

RADVISION LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S dollars, except share amounts)

                                                                         September 30,       December 31,
                                                                             2001               2000
                                                                             ----               ----

Cash and cash equivalents                                                 $ 31,181           $ 41,617
Short-term investments                                                      21,546             39,550
Trade receivables, net of allowance for doubtful debts
 $1,400 (2000 - $577)                                                        5,403              7,025

Other receivables and prepaid expenses                                       1,122              1,051
Inventories                                                                  1,672              4,956
                                                                             -----              -----
    Total current assets                                                    60,924             94,199
                                                                            ------             ------
Long-term investments                                                       35,831             15,897
                                                                            ------             ------
Property and equipment, net                                                  4,794              5,200
                                                                             -----              -----
Deposits with insurance companies                                            1,244              1,055
                                                                             -----              -----
    Total assets                                                          $102,793           $116,351
                                                                          ========           ========

Current liabilities
  Current maturities of long-term loans                                   $     26           $     46
  Trade payables                                                             1,574              3,716
  Other payables and accrued expenses                                       12,773             16,777
                                                                            ------             ------
  Total current liabilities                                                 14,373             20,539
                                                                            ------             ------

Long-term liabilities
  Bank loans                                                                     -                 19
  Accrued severance pay                                                      1,845              1,448
                                                                             -----              -----
                                                                             1,845              1,467
                                                                             -----              -----
  Total liabilities                                                         16,218             22,006
                                                                            ------             ------

Shareholders' equity
  Ordinary shares of NIS 0.1 par value:
  Authorized - 24,984,470 shares; issued and outstanding -
  19,137,712 shares as of  September 30, 2001 (2000 -
  19,144,948 shares)                                                           174                165
  Additional paid-in capital                                               103,833            103,849
  Treasury stock                                                            (6,186)                 -
  Deferred compensation                                                       (381)              (641)
  Accumulated deficit                                                      (10,865)            (9,028)
                                                                           -------             ------
  Total shareholders' equity                                                86,575             94,345
                                                                            ------             ------
  Total liabilities and shareholders' equity                              $102,793           $116,351
                                                                          ========           ========

The accompanying notes form an integral part of these consolidated financial statements.

RADVISION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands of U.S dollars, except per-share and share amounts)

                                                          Three months ended              Nine months ended
                                                             September 30,                  September 30,
                                                             -------------                  -------------
                                                          2001             2000           2001            2000
                                                          ----             ----           ----            ----

Revenues                                               $10,207         $12,708        $ 35,532        $ 30,736
Cost of revenues                                        (2,099)         (3,102)         (8,063)         (7,625)
                                                        ------          ------          ------          ------
Gross profit                                             8,108           9,606          27,469          23,111
                                                         -----           -----          ------          ------
Operating expenses
  Research and development
    expenses, net                                       (4,319)         (3,996)        (13,639)         (9,257)
  Marketing and selling expenses                        (3,690)         (4,470)        (12,895)        (12,604)
  General and administrative expenses                   (1,057)           (779)         (3,534)         (2,064)
  Restructuring costs                                        -               -          (3,023)              -
                                                         -----           -----          ------           -----
    Total operating expenses                            (9,066)         (9,245)        (33,091)       $(23,925)
                                                        ------          ------         -------        --------
Operating income (loss)                                   (958)            361          (5,622)           (814)
Financing income, net                                    1,118           1,291           3,959           2,685
Other expenses                                               -               -            (174)              -
                                                         -----           -----           -----           -----
  Net income (loss)                                    $   160         $ 1,652        $ (1,837)       $  1,871
                                                       =======         =======        ========        ========
Basic earnings (loss) per ordinary share               $  0.01         $  0.09        $  (0.10)       $   0.11
                                                       =======         =======        ========        ========
Weighted average number of ordinary
  shares used in calculation                        18,955,041      18,661,155      19,088,173      17,300,401
                                                    ==========      ==========      ==========      ==========
Diluted earnings (loss) per ordinary share            $   0.01         $  0.08        $  (0.10)       $   0.09
                                                      ========         =======        ========        ========
Weighted average number of
  ordinary shares used in calculation               20,226,819      21,835,771      19,088,173      20,610,753
                                                    ==========      ==========      ==========      ==========

The accompanying notes form an integral part of these consolidated financial statements.

RADVISION LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands of U.S dollars, except share amounts)

                                                                              For the nine months ended
                                                                                     September 30,
                                                                                     -------------
                                                                                  2001             2000
                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                         $  (1,837)       $  1,871
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Income and expenses not affecting operating cash flows:
       Depreciation                                                              1,702              962
       Severance pay, net                                                          208              159
       Amortization of deferred compensation                                       260              451
       Other                                                                       174               27
      Changes in operating assets and liabilities:
       Decrease (increase) in trade receivables,                                 1,622           (2,768)
       Decrease (increase) in other receivables and
         prepaid expenses                                                          (71)             238
       Decrease (increase) in inventories                                        3,284           (2,564)
       Decrease in trade payables                                               (2,142)          (1,569)
       Increase (decrease) in other payables and accrued
         Expenses                                                               (4,004)          10,540
                                                                                ------           ------
         Net cash used in operating activities                                    (804)           7,347
                                                                                  ----            -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in short-term investments                                 18,004          (32,164)
  Increase in long-term investments                                            (19,934)         (29,660)
  Purchase of property and equipment                                            (1,479)          (2,613)
  Proceeds from sale of property and equipment                                       9               87
                                                                                   ---              ---
         Net cash provided by (used in) investing activities                    (3,400)         (64,350)
                                                                                ------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of share capital                                                        543           89,727
  Purchase of treasury stock                                                    (6,186)               -
  Payment of issuance expenses                                                    (550)               -
  Repayment of long-term loans                                                     (39)             (51)
                                                                                   ---              ---
         Net cash provided by (used in) financing activities                    (6,232)          89,676
                                                                                ------           ------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               (10,436)          32,673

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              $ 41,617         $  2,605
                                                                              --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 31,181         $ 35,278
                                                                              ========         ========

The accompanying notes form an integral part of these consolidated financial statements.

RADVISION LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 2001 have been prepared by the Company without audit. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the Company’s audited financial statements as of that date.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 20-F for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

All exchange gains and losses from the remeasurement mentioned above, which are immaterial for all periods presented are reflected in the statement of operations. The representative rate of exchange at September 30, 2001 was U.S.$1.00 = New Israeli Shekel (NIS) 4.355 and at September 30, 2000 = NIS 4.024.

Note 2 - RECENTLY ISSUED NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. All other intangible assets will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company believes that the adoption of SFAS 141 and SFAS 142 will not have an effect on its financial statements.

Note 3 - INVENTORIES

                                                   September        December
                                                   30, 2001         31, 2000
                                                   --------         --------

             Materials and components              $1,047            $2,377
             Work in process                          192               610
             Finished products                        433             1,969
                                                      ---             -----
                                                   $1,672            $4,956
                                                   ======            ======

Note 4 - REPURCHASE OF ORDINARY SHARES

On February 28, 2001, we announced that our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares in the open market from time to time at prevailing market prices. No time limit was given with respect to the duration of the share repurchase program. As of September 30, 2001 we had repurchased 1,051,446 ordinary shares at a cost of $6,186,301. We may use the repurchased shares for issuance upon exercise of employee stock options or other corporate purposes.

Note 5 - RESTRUCTURING COSTS

We recorded a charge of approximately $3.0 million in the second quarter of 2001 for severance costs associated with a 13% workforce reduction as part of our plan to reduce operating expenses. In the third quarter of 2001 we did not record any additional restructuring costs. The balance of the restructuring reserve as of September 30, 2001 is approximately $2.0 million.

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

We were incorporated in January 1992, commenced operations in October 1992 and commenced sales of our products in the fourth quarter of 1994. Before that time, our operations consisted primarily of research and development and recruiting personnel. In 1995, we established a wholly owned subsidiary in the United States, RADVision Inc., which conducts our sales and marketing activities in North America. In 2000, we established a wholly owned subsidiary in the Hong Kong, RADVision HK Ltd, which conducts our marketing activities in Asia Pacific. In 2001, we established a wholly owned subsidiary in the United Kingdom, RADVision (UK) Ltd, which conducts our marketing activities in England.

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

Results of Operations

The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:
                                                        Three months ended     Nine months ended
                                                          September 30,          September 30,
                                                          -------------          -------------
                                                         2000       2001        2000       2001
                                                         ----       ----        ----       ----
Revenues                                                  %         %           %          %
   Networking products.............................      54.3      61.2        57.0       62.2
   Technology products.............................      45.7      38.8        43.0       38.8
   Total revenues..................................     100.0     100.0       100.0      100.0
Cost of revenues
   Networking products.............................      23.2      19.8        23.6       21.8
   Technology products.............................       1.2       0.8         1.2        0.9
   Total cost of revenues..........................      24.4      20.6        24.8       22.7
Gross profit.......................................      75.6      79.4        75.2       77.3
Operating expenses
   Research and development........................      31.4      42.3        30.1       38.4
   Marketing and selling...........................      35.2      36.2        41.0       36.3
   General and administrative......................       8.1      10.3         6.7        9.9
   Restructuring costs.............................       -         -           -          8.5
 Total operating expenses..........................      72.7      88.8        77.8       93.1
Operating profit (loss)............................       2.9      (9.4)       (2.6)     (15.8)
Financing income, net..............................      10.1      11.0         8.7       10.6
Net income (loss)..................................      13.0       1.6         6.1        5.2
                                                         ====       ===         ===        ===

Three Months Ended September 30, 2000 Compared with Three Months Ended
September 30, 2001

Revenues. Revenues decreased from $12.7 million for the three months ended September 30, 2000 to $10.2 million for the three months ended September 30, 2001, a decrease of $2.5 million, or 19.7%. This decrease was due to a $1.8 million, or 31.0%, decrease in sales of our technology products, and a decrease of $0.7 million, or 10.1%, in sales of networking products.

Revenues from networking products decreased from $6.9 million for the three months ended September 30, 2000 to $6.2 million for the three months ended September 30, 2001. The decrease in revenues from networking products is attributable to an ongoing softness in enterprise spending all over the world.

Revenues from technology products decreased from $5.8 million for the three months ended September 30, 2000 to $4.0 million for the three months ended September 30, 2001. This decrease in revenues from technology products was primarily attributable to decreased market demand.

Revenues from sales to customers in the United States decreased from $8.0 million, or 63.0% of revenues, for the three months ended September 30, 2000, to $5.8 million, or 56.9% of revenues, for the three months ended September 30, 2001, a decrease of $2.2 million, or 27.5%. This decrease in sales was primarily as a result of the ongoing softness in enterprise spending in the United States.

Revenues from sales to customers in Europe increased from $1.7 million, or 13.4% of revenues, for the three months ended September 30, 2000, to $2.5 million, or 24.5% of revenues, for the three months ended September 30, 2001, an increase of $0.8 million, or 47.1%. This increase in sales was primarily attributable to a more rapid adoption of technology in this region.

Revenues from sales to customers in the Far East decreased from $1.7 million, or 13.4% of revenues, for the three months ended September 30, 2000, to $1.6 million, or 15.7% of revenues, for the three months ended September 30, 2001, a decrease of $0.1 million, or 5.9%.

Revenues from sales to customers in Israel decreased from $1.3 million, or 10.2% of revenues, for the three months ended September 30, 2000, to $0.3 million, or 2.9% of revenues, for the three months ended September 30, 2001, a decrease of $1.0 million, or 76.9%. This decrease in sales was primarily as a result of the ongoing softness in enterprise spending in Israel due to an economic slow down.

Cost of Revenues. Cost of revenues decreased from $3.1 million for the three month period ended September 30, 2000 to $2.1 million for the three months ended September 30, 2001, a decrease of $1.0 million, or 32.3%. Gross profit as a percentage of revenues increased from 75.6% for the three months ended September 30, 2000 to 79.4% for the three months ended September 30, 2001, due to an increase in sales of networking products with a higher profitability.

Research and Development, Net. Research and development expenses, net increased from $4.0 million for the three months ended September 30, 2000 to $4.3 million for the three months ended September 30, 2001, an increase of $0.3 million, or 7.5%. This increase was primarily attributable to an increase in the number of research and development personnel whom we employed. We have increased our research and development personnel to support our existing and expected new product lines and to accommodate the growth of our business. Research and development expenses, net as a percentage of revenues grew from 31.4% for the three months ended September 30, 2000 to 42.3% for the three months ended September 30, 2001.

Marketing and Selling. Marketing and selling expenses decreased from $4.5 million for the three months ended September 30, 2000 to $3.7 million for the three months ended September 30, 2001, a decrease of $0.8 million, or 17.8%. We decreased our sales and marketing expenses in response to current and expected continued softness in the market for our products. Marketing and selling expenses as a percentage of revenues increased from 35.2% for the three months ended September 30, 2000 to 36.2% for the three months ended September 30, 2001.

General and Administrative. General and administrative expenses increased from $0.78 million for the three months ended September 30, 2000 to $1.1 million for the three months ended September 30, 2001, an increase of $0.3 million or 38.5%. This increase was primarily attributable to an increase in personnel expenses. General and administrative expenses as a percentage of revenues were 6.1% for the three months ended September 30, 2000 and 10.3% for the three months ended September 30, 2001.

Operating Income (Loss). We had operating income of $0.36 million for the three months ended September 30, 2000 compared to an operating loss of $0.96 million for the three months ended September 30, 2001 as a result of ncreased research and development expenses as well as ongoing softness in enterprise spending all over the world.

Financial Income. We had financial income of $1.3 million for the three months ended September 30, 2000 compared to $1.1 million in September 30, 2001. This income was principally derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our financial income declined principally as a result of lower interest rates and the use of a portion of our invested funds in connection with our stock repurchase program.

Net Income(Loss). Net income for the quarter was $160,000 compared with net income of $1.7 million for the third quarter of 2000.

Nine months Ended September 30, 2000 Compared with Nine months Ended
September 30, 2001

Revenues. Revenues increased from $30.7 million for the nine months ended September 30, 2000 to $35.5 million for the nine months ended September 30, 2001, an increase of $4.8 million, or 15.6%. This increase was due to a $4.6 million, or 26.3%, increase in sales of our networking products, as well as a $0.2 million, or 1.5%, increase in sales of technology products.

Revenues from networking products increased from $17.5 million for the nine months ended September 30, 2000 to $22.1 million for the nine months ended September 30, 2001. The increase in revenues from networking products is attributable to a global increase in demand for these units as customers moved from integrated services digital networks, or ISDN, to IP-based networks, as well as from new OEM agreements that generated additional product sales.

Revenues from technology products increased from $13.2 million for the nine months ended September 30, 2000 to $13.4 million for the nine months ended September 30, 2001. This increase in revenues from technology products was primarily attributable to increased market demand.

Revenues from sales to customers in the United States increased from $17.5 million, or 57.0% of revenues, for the nine months ended September 30, 2000, to $22.9 million, or 64.5% of revenues, for the nine months ended September 30, 2001, an increase of $5.4 million, or 30.9%. This increase in sales was primarily attributable to new OEM agreements that generated additional product sales.

Revenues from sales to customers in Europe increased from $6.2 million, or 20.2% of revenues, for the nine months ended September 30, 2000, to $6.4 million, or 18.0% of revenues, for the nine months ended September 30, 2001, an increase of $0.2 million, or 3.2%. This increase in sales was primarily attributable to a more rapid adoption of technology in this region.

Revenues from sales to customers in the Far East increased from $3.9 million, or 12.7% of revenues, for the nine months ended September 30, 2000, to $4.8 million, or 13.5% of revenues,

for the nine months ended September 30, 2001, an increase of $0.9 million, or 23.1%. This increase in sales was primarily attributable to increased sales efforts.

Revenues from sales to customers in Israel decreased from $3.0 million, or 9.8% of revenues, for the nine months ended September 30, 2000, to $1.4 million, or 3.9% of revenues, for the nine months ended September 30, 2001, a decrease of $1.6 million, or 53.3%.

Cost of Revenues. Cost of revenues increased from $7.6 million for the nine months ended September 30, 2000 to $8.1 million for the nine months ended September 30, 2001, an increase of $0.5 million, or 6.6%. Gross profit as a percentage of revenues increased from 75.2% for the nine months ended September 30, 2000 to 77.3% for the nine months ended September 30, 2001, due to the increased proportion of networking products sales that generate a higher profitability.

Research and Development, Net. Research and development expenses, net increased from $9.3 million for the nine months ended September 30, 2000 to $13.6 million for the nine months ended September 30, 2001, an increase of $4.3 million, or 46.2%. This increase was primarily attributable to an increase in the number of research and development personnel whom we employed, as well as from our decision not to apply for any grants from the Chief Scientist. Research and development expenses, net as a percentage of revenues increased from 30.1% for the nine months ended September 30, 2000 to 38.4% for the nine months ended September 30, 2001.

Marketing and Selling. Marketing and selling expenses increased from $12.6 million for the nine months ended September 30, 2000 to $12.9 million for the nine months ended September 30, 2001, an increase of $0.3 million, or 2.4%. This increase was primarily attributable to an increase in personnel-related expenses. Marketing and selling expenses as a percentage of revenues decreased from 41.0% for the nine months ended September 30, 2000 to 36.3% for the nine months ended September 30, 2001.

General and Administrative. General and administrative expenses increased from $2.1 million for the nine months ended September 30, 2000 to $3.5 million for the nine months ended September 30, 2001, an increase of $1.4 million or 66.7%. This increase was primarily attributable to an increase in personnel expenses. General and administrative expenses as a percentage of revenues was 6.7% for the nine months ended September 30, 2000 and 9.9% for the nine months ended September 30, 2001.

Restructuring Costs. We recorded a charge of $3.0 million in the first nine months of 2001 for severance costs associated with a 13% workforce reduction as part of our plan to reduce operating expenses.

Operating Loss. Our operating loss increased from $0.8 million for the nine months ended September 30, 2000 to $5.6 million for the nine months ended September 30, 2001 as a result of our restructuring expenses and increased research and development expenses.

Financial Income. Financial income increased from $2.7 million for the nine months ended September 30, 2000 to $4.0 million for the nine months ended September 30, 2001 principally as a result of interest income we derived from the investment of the proceeds of our March 2000 initial public offering and private placement.

Net Income(Loss). Net loss for the first nine months of 2001 was $1.8 million compared with net income of $1.9 for the first nine months of 2000.

Liquidity and Capital Resources

From our inception until our initial public offering in March 2000, we financed our operations through cash generated by operations and a combination of private placements of our share capital and borrowings under lines of credit. Through December 31, 1999, we raised a total of approximately $12.2 million in aggregate net proceeds in four private placements. In March 2000, we sold 4,370,000 of our ordinary shares in an initial public offering and 590,822 ordinary shares in a private placement. We received net proceeds of $89.2 million from the public offering and private placement. As of September 30, 2001, we had approximately $52.7 million in cash and cash equivalents and our working capital was approximately $46.5 million.

Net cash used in operating activities was approximately $0.8 million for the nine months ended September 30, 2001. This amount was primarily attributable to a decrease of $4.0 million in other payables and accrued expenses and a decrease in trade payables of $2.1 million. These increases in cash used in operating activities were offset in part by a decrease in trade receivables of $1.6 million and a decrease in inventory of $3.3 million.

The decrease in inventory for the nine months ended September 30, 2001 was primarily due to our efforts to manage our inventory to correspond with the expected need of the networking market. The decrease in accounts receivable for the nine months ended September 30, 2001 was primarily the result of reduced sales in the quarter ended September 30, 2001 compared to the higher level of sales during the last months of 2000.

Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, $1.5 million of cash used in investing activities was for purchases of property and equipment.

Net cash used in financing activities was $6.2 million for the nine months ended September 30, 2001, those funds were primarily used for stock repurchases.

As of September 30, 2001, we had $26,000 outstanding under an equipment term loan facility and a $2.5 million line of credit.

Our capital requirements are dependent on many factors, including market acceptance of our products and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures. We do not believe that our capital expenditures and lease commitments will increase for the foreseeable future due to the anticipated slowdown in the growth of our operations, infrastructure and personnel. Nevertheless, we may establish additional operations as we expand globally.

On February 28, 2001, we announced that our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares in the open market from time to time at prevailing market prices. No time limit was given with respect to the duration of the share repurchase program. As of September 30, 2001 we had repurchased 1,051,446 ordinary shares at a cost of

$6,186,000. We may use the repurchased shares for issuance upon exercise of employee stock options or other corporate purposes.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We currently do not invest in, or hold for trading or other purposes, any financial instruments subject to material market risk. We invest our cash surplus in time deposits, cash deposits, U.S. federal agency securities and corporate bonds with an average credit rating of A2. We currently pay interest on our equipment term loan facility based on the London interbank offered rate. As a result, changes in the general level of interest rates directly affect the amount of interest payable by us under this facility. However, because our outstanding debt under this facility has never exceeded $218,000, we do not expect our exposure to market risk from changes in interest rates to be material.

We cannot assure you that we will not be materially and adversely affected in the future if inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of the devaluation lags behind inflation in Israel.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In January 2001, we entered into an agreement with Zohar Zisapel Properties Inc. and Yehuda Zisapel Properties Inc. (entities that are wholly owned by Zohar Zisapel, our Chairman of the Board and a principal shareholder, and Yehuda Zisapel,a principal shareholder and our former Chairman, respectively) to lease approximately 24,000 feet square of office space in Paramus, New Jersey for a period of 5 years, which space we subsequently surrendered. The parties disagree as to the extent of damages caused by this action, if any. We cannot predict the final outcome of this dispute.
Other then the above, we are not involved in any legal proceedings that are material to our business or financial condition.

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

                                                                     For the account of    For the account of the
                                                                           the company     selling shareholder
                                                                           -----------     -------------------

                Number of ordinary shares registered ..........              4,370,000             N/A
                Aggregate offering price of shares registered              $87,400,000             N/A
                Number of ordinary shares sold ................              4,370,000             N/A
                Aggregate offering price of shares sold .......            $87,400,000             N/A
The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending September 30, 2001. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.

                                                                        Direct or indirect
                                                                          payments to
                                                                      persons other than
                                                                       affiliated persons
                                                                       ------------------

                                                                           $6,118,000
       Underwriting discounts and commissions ................
       Finders' fees .........................................                550,000
       Expenses paid to or for underwriters...................                 41,290
       Other expenses ........................................              2,241,113
                                                                            ---------
       Total expenses ........................................             $8,950,403
                                                                           ==========
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

                                                             Direct or indirect payments to
                                                             persons other than to affiliated
Purpose                                                      persons
-------------------------------------------------------      --------------------------------
 Acquisition of other companies and business(es) ......               N/A
 Construction of plant, building and facilities........               N/A
 Purchase and installation of machinery
   and equipment ......................................               N/A
 Purchase of real estate ..............................               N/A
 Repayment of indebtedness ............................               N/A
 Working capital ......................................           $58,448,000
 Temporary investments ................................               N/A
 Other purposes .......................................               N/A

Item 3.      Defaults Upon Senior Securities

                None

Item 4.      Submission of Matters to a Vote of Security Holders>

                None

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

RADVISION LTD. (Registrant) /s/Gad Tamari ---------------------- Gad Tamari Chief Executive Officer

/s/David Seligman ----------------------- David Seligman Chief Financial Officer

Date: November 6, 2001