Form 10-K
period 2001-12-31
RADVISION LTD
filed 2002-03-19
CIK 1105519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ___ to ___

                        Commission File Number 000-29871

                                   -----------

                                 RADVISION LTD.
             (Exact name of registrant as specified in its charter)

             Israel                                              N/A
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                           24 Raoul Wallenberg Street
                             Tel Aviv 69719, Israel
                    (Address of principal executive offices)

                               011-972-3-645-5220
              (Registrant's telephone number, including area code)

                                   -----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       Ordinary Shares, NIS 0.1 par value
                                (Title of class)

                                    ---------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not applicable. See Preliminary Notes on page 1.)

         As of March 11, 2002, 18,071,559 Ordinary Shares of RADVISION Ltd. were outstanding. The aggregate market value of the Ordinary Shares held by non-affiliates was approximately $73.1 million.

                                   -----------


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS


PART I........................................................................1


   Item 1.     Business.......................................................1
   Item 2.     Properties....................................................29
   Item 3.     Legal Proceedings.............................................30
   Item 4.     Submission of Matters to a Vote of Security Holders...........30

PART II......................................................................31


   Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters...........................................31
   Item 6.     Selected Financial Data.......................................31
   Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of  Operations..........................32
   Item 7A.    Qualitative and Qualitative Disclosures About Market Risk.....44
   Item 8.     Financial Statement and Supplementary Data....................45
   Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................45

PART III.....................................................................46


   Item 10.    Directors and Executive Officers of the Registrant............46
   Item 11.    Executive Compensation........................................54
   Item 12.    Security Ownership of Certain Beneficial Owners
               and Management................................................58

PART IV......................................................................64


   Item 13.    Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K...................................................64

         Preliminary Notes: RADVISION Ltd. is incorporated in Israel and is a "foreign private issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the "1934 Act") and in Rule 405 under the Securities Act of 1933. As a result, it is eligible to file this annual report pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, RADVISION Ltd. elected to file its annual and interim reports on Forms 10-K, 10-Q and 8-K.

         Pursuant to Rule 3a12-3 under the 1934 Act regarding foreign private issuers, the proxy solicitations of RADVISION Ltd. are not subject to the disclosure and procedural requirements of Regulation 14A under the 1934 Act, and transactions in its equity securities by its officers and directors are exempt from Section 16 of the 1934 Act.

         This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section which appears in Item 1 - Business.

                                     PART I


Item 1. Business

General

         We are a leading designer, developer and supplier of products and technology that enable real-time voice, video and data communications over packet networks, including the Internet and other networks based on the Internet protocol or IP. Our products and technology are used by our customers to develop systems that enable enterprises and service providers to use next generation packet networks for real-time IP communications. We have approximately 400 customers worldwide including Cisco, NTT, Philips, Panasonic, Samsung, Shanghai Bell, Siemens, Sony and Tandberg.

         In the beginning of 2001, we created two separate business units corresponding to our two product lines to enable our product development and product marketing teams to respond quickly to evolving market needs with new product introductions. The "Networking" business unit, or NBU, focuses on networking products, and it is responsible for developing networking products for IP-centric voice, video and data conferencing services. Enterprises and service providers of all sizes use our family of innovative, scalable and market proven IP-centric networking solutions for migrating from traditional telephony to converged networks. The "Technology" business unit, or TBU, focuses on creating developer toolkits for the underlying IP communication protocols and testing tools needed for real-time voice and video over IP, or V2oIP(TM). Industry giants and emerging technology companies use our family of IP communication protocol toolkits to reduce their time to market for developing interoperable, standards-compliant V2oIP products, applications and services. Today you may find RADVISION protocols implemented in a wide range of environments from chipsets to simple user devices like IP phones and video systems through carrier class network devices like gateways, switches and soft switches.

Business Overview

Growth in Communications

         In recent years communications networks have experienced dramatic growth in traffic. After a decline in growth in 2000 and 2001, we expect this growth to resume due to a number of factors, including:

          o an increasing need for enterprises to expand their networks to enable them to send, access and receive information quickly, economically and globally;

          o an increasing use of the Internet and other packet networks for communicating and engaging in commercial transactions;

          o    an increase in available bandwidth at declining prices; and

          o the introduction of new voice, video and data communications services and applications.

Limitations of Traditional Networks

         Traditionally, circuit-switched networks have been the principal medium for the transmission of communications. Circuit-switched technology dedicates a circuit with a fixed amount of bandwidth for the duration of the connection, regardless of a user's actual bandwidth usage. The recent growth in data communications traffic, particularly the growth in the number of Internet users, has placed significant strains on the capacity of traditional circuit-switched networks. Circuit-switched networks were initially deployed to handle only voice communications. These networks were not designed to handle data efficiently and cannot scale cost-effectively to accommodate the growth in data traffic. Moreover, circuit-switched networks were built based on proprietary, complex technologies, which have historically limited the entrance of new competitors and hindered the development and introduction of new services.

Advantages of Packet-based Networks

         While circuit-switched networks were principally designed to handle analog voice traffic, packet-based networks were principally designed for transmitting digital information. Packet-based networks, including IP networks, transmit voice, video and data information in the form of small digital packages called packets. Voice, video and data packets are sent over a single network simultaneously and reassembled at the destination. Packet switching enables more efficient utilization of available network bandwidth than circuit-switching, allowing more calls to travel through a packet network at the same time. Moreover, packet networks allow for the cost-efficient expansion of capacity as communications traffic increases. In addition, packet networks are built using open standards, like IP, which promote competition by allowing different vendors to build products and applications that can interoperate with one another. By using packet technologies based on open standards, new services can be deployed rapidly and economically.

The Need for Industry Standards for Real-time IP Communications

         Originally, enterprises and communications service providers deployed packet networks primarily for handling data traffic and not for real-time IP communications. Technical barriers initially hampered the use of packet networks for real-time communications. For example, packet networks were not designed to guarantee the sequential delivery of packets and packets could be lost. In addition, the time of delivery of packets was dependent upon the amount of packet traffic being transmitted over the network. For real-time communications, it is critical that the packets associated with a specific voice or video communication be transmitted in the correct sequence and in a timely manner. Early attempts at real-time IP communications solved these technical problems by using proprietary solutions developed by individual vendors. However, proprietary solutions from different vendors meant that different vendor products could not inter-operate with one another.

         To enable the global deployment of real-time IP communications networks, industry standards and protocols were developed to promote interoperability of real-time communications over packet networks.
H.323 is currently the most widely deployed protocol for real-time IP communications. H.323 was developed by a team of computing, telephony and networking experts under the auspices of the International Telecommunications Union, or ITU-T, a United Nations organization, with the goal of specifying a universal real-time standard that would ensure interoperability of rich-media communications on packet-based networks. H.323 provides the technical framework for developing standards-compliant products and systems for real-time voice and video communication over packet networks. All components of an H.323 compliant network, including terminals, gateways, gatekeepers and conferencing bridges, use the H.323 protocol to communicate.

         Our leadership position stems from the pioneering work we began in 1993. We were the first to develop and demonstrate commercially viable technology for establishing real-time voice, video, and data on IP networks. We are helping to develop the industry standards that are driving the emergence and growth of the use of packet networks for real-time communications. RADVISION was an original member of the ITU (International Telecommunications Union) team that defined the H.323 standard and we continue to work closely with the ITU, the IETF, IMTC, and other industry consortia to define a broad spectrum of IP telephony protocols for voice and video communication including, Session Initiation Protocol (SIP), Media Gateway Control Protocol (MGCP) and MEGACO/H.248.

          Our protocol toolkits provide the underpinning technology required for the rapid development of next generation products and applications for real-time V2oIP. Industry giants and emerging technology companies use our family of IP communication protocol toolkits to reduce their time to market for developing interoperable, standards-compliant V2oIP products, applications and services. Today you will find RADVISION protocols implemented in a wide range of environments from chipsets to simple user devices like IP phones and video systems through carrier class network devices like gateways, switches and softswitches.

Growth in Real-time Voice and Video IP Communications

         Due to the inherent benefits of packet networks and the advent of new technologies and standards that have enabled real-time communications over these networks, the use of packet networks for real-time voice, video and data communications is expected to grow dramatically. This anticipated growth in real-time IP communications is expected to be driven primarily by enterprises and communications service providers migrating to packet networks. As enterprises move from centralized organizations to distributed networks of employees, customers, suppliers and business partners, they require more effective communications capabilities to support their operations and remain competitive in a global and rapidly changing market. Packet networks are well suited for enterprises because they provide enterprises with the following advantages:

          o    cost-effective   increases   in  capacity   to  meet   increasing
               communications traffic demands;

          o    support   for  new   communications   applications,   like  video
               conferencing and data collaboration, for improved workforce productivity;

          o interoperability with different network configurations of their customers, suppliers and partners; and

          o costsavings associated with simplified network management resulting from creating a single network that handles all communications, rather than having to maintain separate telephone and computer networks.

         Communications service providers have also begun to deploy packet networks in an effort to compete more effectively in a deregulated market. Global deregulation and rapid technological advances have resulted in the emergence of many new communications service providers, increased competition among traditional telecommunications carriers, lower prices, innovative new product and service offerings and accelerated customer turnover. To remain competitive, communications service providers must be able to develop and introduce new services to differentiate themselves in the market and attract and maintain customers. Packet networks are well suited to accomplish these objectives because they enable the rapid deployment of new and differentiated solutions. In addition, packet-based technology allows new competitors to enter the market quickly without substantial investment in infrastructure.

Key Attributes of Real-time Voice and Video IP Communications Solutions

         To migrate their voice and video communications to packet networks, enterprises and communications service providers require a real-time IP communications solution that provides:

          o    reliable   real-time   voice,   video  and  data   communications
               functionality;

          o interoperability with the existing circuit-switched networks as well as with other IP equipment and systems;

          o applications, features and functionality comparable to those available over traditional telephone networks, including call transfer, conferencing and caller identification;

          o scalability to permit cost-effective increases in capacity to meet demand;

          o standards compliance, so that products from different vendors can work together in one network; and

          o flexibility to adapt to rapidly changing network environments in response to the evolving needs of enterprises and to accommodate a mobile business environment.

Our Solution

         We provide standards-based IP-centric networking products for real-time voice, video and data communications over packet networks for enterprises and service providers. We also provide enabling technology in the form of software toolkits for key IP communications protocols that are needed to develop standards-based IP-centric products and services for real time voice and video communication. Our networking products and software toolkits offer the following benefits:

         Real-time Voice, Video and Data Communications Functionality. We are one of the few companies that offer IP communications products which support both voice-only, as well as combined voice, video and data communications. We believe that this dual functionality is attractive to enterprises and service providers that seek a flexible IP communications solution, which can provide enhanced multimedia functionality in addition to IP telephony capabilities. We believe our products enable developers of IP communications solutions to offer features and functions generally unavailable in competitive solutions.

         Market Leading Technology for Standards Based Real-time IP Communications. We were one of the original five members of the ITU-T committee responsible for defining the H.323 standard, which has been adopted worldwide for real-time packet-based communications. We believe our technology is recognized as the market-leading implementation of the H.323 industry standard for real-time voice, video and data communications over packet networks. We also believe that our technology is recognized as one of the market-leading implementations of the Session Initiation Protocol, or SIP, and other protocols such as MGCP and MEGACO/ H.248. We have been actively involved in the development of protocols for real-time communications since the inception of the industry in 1994 and believe that we were the first-to-market with enabling products and technology for voice, video and data communications over IP networks. We continue to be actively involved in the specification of evolving IP communications protocols and offer a complete suite of IP communications software toolkits to developers of IP-centric products, applications and services. We believe that our technology has become the technology of choice among developers of standards-compliant IP communications systems. Because we were first to market and have achieved broad market penetration, our customers benefit from our ability to develop and provide them market-tested, proven products and technology. Using our products and technology, our customers can develop unique capabilities with increased functionality that will differentiate their IP communications solutions in the market. We believe that the accumulated knowledge that we have gained participating in the development of industry standards provides us with a competitive advantage and positions us to be among the first to market products and technology based on the latest technological advances.

         Interoperability. We provide our customers with products and technology that are interoperable across a broad range of IP communications systems. Our products and technology have been integrated into IP communications systems developed by hundreds of communications equipment providers. Because our products and technology are broadly deployed across various segments of the IP communications industry, we believe that the interoperability of our products and technology with products from different vendors is virtually assured. We believe that our long-standing involvement in the definition of standards and accumulated experience with product development across our broad customer base provides us with a competitive advantage in addressing interoperability needs. We continue to participate actively in defining industry standards by working closely with industry consortia on a broad spectrum of IP communications protocols to ensure continued interoperability of our products and technology across multiple protocols.

         Improved Time to Market. Our customers rely on our accumulated expertise with IP communications standards and core technology to significantly reduce their development cycle and improve time to market. Communications equipment providers seeking to market standards-compliant systems for real-time voice and video communications over packet networks require standards-compliant building blocks to develop their products. Implementing standards as deployable products and technology is a complex task that requires significant technical knowledge and expertise as well as substantial investments of time and resources. Our products and technology enable our customers to shorten their own development time by integrating our proven enabling products and technology into their solutions. Rather than dedicate in-house resources to implementing industry standards, these developers can use our products and technology and focus their core competencies on building enhanced systems, products and applications.

         Broad Range of Product Environments. Our products and technology provide our customers with flexibility to design individual products and applications or complete systems. Our customers can build a complete network solution for real-time IP communications using our full suite of products or integrate RADVISION products with their own products or other vendor products into their real-time IP communications solution. Similarly, our technology has been designed to enable the development of a broad range of products and applications, from those that can service single users, including hand held devices and residential IP phones, to multi-user products, like highly complex, powerful carrier class gateways. Taken together, our products and technology provide all of the key network components necessary to build a real-time IP communications solutions.

         Distributed Architecture. We designed our products based on a distributed architecture. With a distributed architecture, the core functions needed for real-time IP communications are dispersed throughout the network at the site of each gateway, IP conferencing bridge and gatekeeper, rather than aggregated at a single centralized location. This distributed approach offers several advantages compared to a traditional centralized architecture. The distributed architecture of our products enables better utilization of network bandwidth, because communications need not be routed through a centralized location but rather can be routed over the shortest path to minimize bandwidth usage. Similarly, our distributed architecture is a scalable solution, allowing a network manager to add network resources at distributed locations incrementally as the network grows. Our distributed architecture also provides redundancy and increased fault tolerance and reliability because, unlike a centralized architecture, failure at one location will not compromise the entire network.

Our Strategy

         Our goal is to be the leading provider of innovative products and technology that enable real-time multimedia collaboration (voice, video and data) communications over packet networks. The combination of offering IP-centric networking products and software toolkits uniquely positions us in the center of the IP communication revolution. Both of our product lines are essential for building IP networks that support real time voice and video communication. Key elements of our strategy include the following:

          o Maintain and Extend our Technology Leadership. We believe that we have established ourselves as a technology leader in providing core-enabling technology for a broad range of IP communications products and services. We have accumulated extensive knowledge and expertise as designers and developers of commercial products and technology for real-time packet-based communications. We place considerable emphasis on research and development to expand the capabilities of our existing products, to develop new products and to improve our existing technology and capabilities. We believe that our future success will depend upon our ability to maintain our technological leadership, to enhance our existing products and to introduce on a timely basis new commercially viable products addressing the needs of our customers. We intend to continue to devote a significant portion of our personnel and financial resources to research and development.

          o Strengthen and expand our relationships with OEM customers. We have established and continue to maintain collaborative working relationships with many OEMs in the IP communications market, including Cisco, Samsung, Siemens, Sony and Tandberg. We work closely with our OEM customers to integrate our products and core technology into their solutions. Our core technology and our system design expertise enable us to assist these customers in the development of complete solutions that contain enhanced features and functionality compared to competitive alternatives. We have generally established long-term relationships with our OEM customers by starting with a few products and subsequently expanding these relationships by increasing the number and range of products sold to these customers. We intend to expand the depth and breadth of our existing OEM relationships while initiating similar new relationships with leading OEMs focused on the IP communications market.

          o Continue to offer new and enhanced products and features. We believe we have consistently been either first, or among the first, to market products that support real-time voice, video and data communications over packet networks. We were the first to market with IP gateways that provide combined voice, video and data functionality, and first to market with software development kits for the development of H.323-compliant IP communications products and applications. We intend to utilize our technological expertise as a basis for market leadership by continuing to be first-to-market with new and enhanced products and features that address the increasingly sophisticated needs of our customers and the evolving markets they serve. In addition, we believe that our participation in the drafting of industry standards gives us the ability to quickly identify emerging trends to develop new products and technologies that are at the forefront of technological evolution in the IP communications industry.

               In 2001,  our TBU  expanded  its  product  offering  to include a complete suite of key IP communications protocol toolkits for voice and video over IP. RADVISION toolkits now include SIP, MGCP, MEGACO, H.323 and ProLab Test Manager for network simulation and testing. The introduction of SIP, MGCP, MEGACO and ProLab moves us closer to achieving our goal of becoming the premier, one-stop-shop for all voice and video technologies and reinforces RADVISION's leadership position as the V2oIP technology experts.

               We will continue to introduce new or enhanced products in 2002. We plan to introduce upgrades to our software toolkits that include added functionality defined by new versions of the standards that are ratified by the various international standards bodies responsible for the different IP communications protocols. In 2001, we demonstrated prototype software for H.323-SIP and H.323-MGCP interworking. For our networking products we plan to upgrade our viaIP product family. We will be introducing new plug-in boards for viaIP platform.

          o Expand the distribution channels for our products. We intend to continue to focus our sales and marketing efforts on expanding our distribution channels, including broadening the number of channel partners that distribute our products as well as strengthening our existing relationships. Channel partners provide us feedback from their customers, the end-users of our products, which gives us valuable insight into evolving industry trends and customer requirements. OEMs, resellers and systems integrators are all important channel partners for our products. They provide us with increased market presence through their distributor relationships and existing customer base. In addition, endorsements by key channel partners strengthen our brand name awareness.

          o Continue our active involvement in shaping industry standards for IP communications. We actively participate in and contribute to the formulation of standards for IP communications. We intend to continue our active involvement in the organizations that define the standards for real-time communications over next generation packet networks. Our knowledge and expertise gained in participating in the development of these industry standards enable us to be among the first to market our Products and Technology products based on new standards adopted. We are continually improving, enhancing and expanding our core competency in real time IP communications protocols including H.323, SIP, MGCP and MEGACO. Because of our involvement in defining these IP communications standards, we believe we are well-positioned to quickly develop enhanced functionality and new products based on multiple protocols.

Our Products and Technology

         RADVISION networking and technology products provide the core building blocks needed for standards-based real-time voice, video and data communications over packet networks. Our customers can deploy our products as a complete network solution for IP communications, integrate our products into their own IP communications systems or use our technology to build their own standards-compliant IP communications products, systems and applications for enterprises and service providers.

         The networking products developed by our Networking Business Unit consist of:

          o    RADVISION   Gateways,   which   interface   between   traditional
               circuit-switched networks and IP networks;

          o RADVISION or Enhanced Communication Server (ECS), or gatekeepers applications, which control, manage and monitor real-time voice, video and data traffic over packet networks;

          o RADVISION Multipoint Conferencing Units (MCU), or IP conferencing bridges, which enable voice or multimedia conferencing over packet networks among three or more participants;

          o    RADVISION   Video   Processing   Server  (VPS),   which  supports
               continuous presence, rate matching and improved media processing for multipoint conferences.

          o RADVISION Reservation and Scheduling Server (RSS), which is a central web interface for conference and resource management and

          o RADVISION Data Collaboration Server (DCS), for real-time data sharing and collaboration.

         Our technology business unit offers a complete suite of key IP communications protocol tool kits for building interoperable, standards-compliant products, systems and applications for real-time voice and video communication over packet networks. RADVISION tool kits now include SIP, MGCP, MEGACO, H.323 and ProLab Test Manager.

NBU Networking Products

RADVISION Gateways and Conferencing Bridges

         To achieve the successful deployment of IP communications systems by enterprises and service providers, users who are connected to packet networks must be able to communicate with users who are connected to circuit-switched telephone networks. RADVISION gateways provide an interface between traditional circuit-switched telephone networks and the new packet-based networks. A gateway converts voice, video and data signals received from a circuit-switched network into packets, that it then transmits in real-time over a packet-based network. When the direction of the communication is reversed, the gateway converts the packets back into circuit-switched signals.

         Our IP-centric networking solutions include V2oIP multimedia gateways, which support real-time voice, video and data communications. Our standalone OnLAN gateways were designed for small to medium sized networks. Our plug-in viaIP gateway boards for our new viaIP chassis-based platform were designed for large scale networks.

         Conferencing Bridges, sometimes called MCUs, are networking products that connect multiple callers into a single conference that allows them to talk to each other. Our conferencing bridges support voice, video and data, allowing the callers to see each other and also share data.

RADVISION V2oIP Multimedia Gateways

         Our OnLAN RADVISION multimedia gateways can support up to 16 voice calls or 8 multimedia calls simultaneously in a 1.75" by 19" (1U) system. Our viaIP gateway boards, which we began selling during the first quarter of 2001, can support up to 60 voice calls or 30 multimedia calls simultaneously. A single
3.5 " by 19" (2U) viaIP chassis can be configured for high capacity with 4 gateway boards, which can support 240 voice calls or 120 multimedia calls simultaneously. We sell these gateways principally to systems integrators and OEMs who offer IP communications solutions to enterprises for next generation networks. These gateways provide the following benefits:

          o    Real-time voice,  video and data  communications.  Our multimedia
               gateways   support   real-time   voice  and  video  calls,   data
               collaboration as well as voice-only calls.

          o Interoperability. Our multimedia gateways are H.323 compliant and are designed to be fully interoperable with other IP network components.

          o Advanced call functionality. Our multimedia gateways can support advanced PBX-like functions including call transfer and call forwarding.

RADVISION Enhanced Communication Server (ECS) or Gatekeepers

         Gatekeepers perform the essential network function of controlling and managing real-time voice, video and data communications on a packet-based network. Gatekeepers define and control how traffic is routed over a packet-based network by identifying the IP destination address and routing the traffic to that destination. Gatekeepers also enable the provisioning of advanced PBX-like functions, including call forwarding, multi-point conferencing and call transfer. Network managers use gatekeepers to configure, monitor and manage the voice and video call activity on a packet network to ensure optimal implementation of the network. Gatekeepers log and track call activity and maintain details of network activity which permit the network manager to monitor IP communications activity on the network, including number of calls, number of users and bandwidth usage.

         We provide a free embedded gatekeeper in our OnLAN gateways that provide basic gatekeeper functionality. For our viaIP multi-function chassis-based system, we sell an Enhanced Communication Server, or ECS, application that provides advanced gatekeeper functionality. The ECS application is a Microsoft Windows NT-based application that was designed to run as an embedded viaIP application on a Windows NT-based "application server" card. We also sell versions of our Windows NT-based gatekeeper application as a standalone application that can be installed on any computer that supports the Microsoft Windows NT operating system. We sell this off-the-shelf application to systems integrators as a complementary product to both our OnLAN and viaIP product families. These customers combine RADVISION gatekeeper application software with other IP network components to build complete IP communications solutions.

         We also sell gatekeeper technology in the form of software development kits that enable our OEM customers to build and customize their own gatekeeper applications. Our gatekeeper software development kit offers the software developer full control over a wide range of gatekeeper functions and the flexibility to customize and further differentiate the gatekeeper to respond to the needs of their particular market. By using RADVISION software development kits, our customers can build upon our proven technology and bring their gatekeeper products to market quickly.

RADVISION Multipoint Conferencing Units (MCU) or IP Conferencing Bridges

         While communications between two parties involves point-to-point connections, conferencing between multiple parties involves multipoint communications among three or more participants. In traditional circuit-switched networks, conferencing bridges connect callers to each other through a central bridge that conducts the conference call. As enterprises migrate to packet networks, IP conferencing bridges are needed to conduct conference calls over these next generation networks. We were one of the first and remain one of a few companies to offer IP conferencing bridges for rich-media multipoint communications.

         Traditionally, voice or video conferencing requires the conference to be arranged in advance by a network administrator and remain attended by an operator for the duration of the conference. RADVISION's MCUs allow voice or video conferencing among multiple participants over IP networks without any advance arrangements or the assistance of an operator. Participants simply dial a number and the conferencing bridge automatically arranges the conference call. Additional participants can join the conference while it is in progress or by being added to the conference by any party already participating in the conference. Traditional conferencing bridges were primarily built as large complex carrier class bridges that were not appropriate for installation within an enterprise, requiring enterprises to contract with external service providers to conduct conference calls. The RADVISION standalone OnLAN MCU can support up to 15 simultaneous voice and video calls or 24 voice-only calls. The multi-service viaIP platform supports 3 different capacity MCU boards ranging from 45 voice calls or 30 multimedia calls, to 150 voice calls or 100 multimedia calls. A single 2U, 19" viaIP chassis can be configured for high capacity with 4 MCU boards, which can support 600 voice calls or 400 multimedia calls simultaneously. Like our gateways, our conferencing bridges include an embedded gatekeeper. Our distributed conferencing architecture provides a highly scalable solution that enables multiple conferencing bridges to be linked together to provide a solution for very large conferences, allowing for multiple conference panels with many remote viewers.

RADVISION Video Processing Server (VPS)

         The viaIP VPS is a complimentary product to the viaIP MCU. The VPS performs rate matching, enabling each endpoint in a videoconference to participate according to individual video bandwidth capabilities without affecting the connection of other participants. The VPS also allows endpoints that are not capable of working in an asymmetrical mode to receive a symmetric media stream, allowing ISDN calls (passing via the Gateway) to receive a continuous presence video mode. The VPS will be provided as a server application, installed on a dedicated viaIP as NT board.

RADVISION  Reservation and Scheduling Server (RSS)

         The RSS is a highly sophisticated reservation and scheduling system for centralized scheduling of conference rooms and resources. The new RSS provides an intuitive web-based scheduling interface as well as providing users with the option to schedule conferences directly from Microsoft Outlook. RSS centrally manages an organization's conferencing, collaboration and meeting resources, including multiple time zone scheduling, attendee invitation, recurring events, reporting capabilities and network resources.

RADVISION Data Collaboration Server (DCS)

         The DCS is an easy-to-use data collaboration and application sharing solution that provides unmatched conference capabilities. The RADVISION DCS, is a dynamic and scalable solution for data collaboration and greatly enhances conference capabilities by enabling application sharing based on the T.120 standard. With the RADVISION DCS, any conference can become a real working session by enabling the conference participants to collaborate and share applications. The DCS is applicable for both audio and/or video communications using RADVISION's state-of-the-art MCU. The DCS allows you to view diagrams, graphic presentations and slide lectures simultaneously with other videoconferencing participants. It is also possible to conduct text chats, whiteboard exchanges or rapid file transfers during a multipoint videoconference of three or more participants. The DCS places particular emphasis on scalability, reliability and performance.

TBU Technology Products

         As a driving force behind evolving technologies for real-time IP communications, RADVISION is in a unique position to deliver one of the most complete sets of V2oIP enabling technology. We sell the core enabling technology for real-time IP communications in the form of software development kits. Communications equipment providers and developers seeking to market industry standard compliant IP telephony and multimedia products, systems and applications need core IP communication protocol software to develop their IP-centric solutions. Rather than dedicate in-house resources to developing this core technology, these providers seek to build upon our proven enabling technologies. RADVISION toolkits enables our customers to focus on their core competencies and dramatically reduces the time to market of industry standard compliant IP communications products, systems and applications.

RADVISION SIP  Development Toolkit

         SIP is a relatively new signaling protocol for initiating, managing and terminating voice and video sessions across packet networks. The SIP was designed, from conception, for building high performance, compact SIP user agents. This optimized design offers superior functionality to other "reduced function" implementations that are derived by simply eliminating features from other fuller implementations. This "nuclear SIP toolkit" is ideal for developing products that require full user/agent functionality, but are limited in resources, particularly memory, such as wireless IP phones and PDAs, web clients and video terminals. The SIP Toolkit is designed to provide high scalability and extensibility for both small and large-scale projects. It is ideal for implementing all types of feature rich SIP entities such as application servers, softswitches, IP-PBXs, gateways and conferencing bridges.

RADVISION H.323  Development Toolkit

         H.323 is currently the most widely deployed standard for real-time IP communications. All components of an H.323-compliant network, including terminals, gateways, gatekeepers and conferencing bridges, use the H.323 protocol to communicate. Our RADVISION H.323 software development kits provide developers with the core software building blocks needed to develop H.323-compliant products, systems and applications. Our RADVISION H.323 software development kit is an integrated set of software programs which execute the
H.323 protocol and perform the functions necessary to establish and maintain real-time voice, video and data communications over packet-based networks. Our RADVISION H.323 software development kits can be used to develop a broad spectrum of products, including gateways, gatekeepers, conferencing bridges, IP telephones and other H.323-compliant products.

RADVISION MGCP  Development Toolkit

         Media gateway control protocol, commonly referred to as MGCP, provides functions that complement H.323 and has been developed for large packet networks operated by telecommunications carriers and service providers that require gateways that can support a practically unlimited number of calls. MGCP is the protocol by which a centralized gateway controller communicates with and controls the numerous gateways throughout a packet network and manages the network traffic through those gateways. MGCP has been adopted by large telecommunications companies and Internet service providers as well as by cable television companies building IP communications solutions over their networks. Our RADVISION MGCP software development kit is used to build MGCP compliant media gateways controllers and media gateways

RADVISION MEGACO  Development Toolkit

        MEGACO/H.248 is the official industry standard media gateway control protocol for large scale IP-centric communication networks. Like MGCP, it is an internal protocol used between "intelligent" centralized gateway controllers and numerous "dumb" media gateways that handle voice and video media streams. The standard is the result of unique collaborative effort between the IETF and ITU standards organizations. Derived from MGCP, MEGACO/H.248 offers several key enhancements including support for multimedia and conferencing calls, improved handling of protocol messages and a formal process for creating extensions to support advanced functionality. RADVISION's MEGACO/H.248 Toolkit includes a unique Media Device Manager to greatly simplify application development and reduce development time by eliminated the need for developers to write code for interpreting MEGACO/H.248 messages.

RADVISION ProLab H.323 Test Manager

        RADVISION's ProLab is designed for debugging and simulating numerous testing scenarios. Based on RADVISION's award-winning H.323 Protocol Toolkit, this powerful testing tool simulates a full VoIP network with a professional quality assurance laboratory, enabling developers or QA specialists to test H.323 version compliance, H.323 version upgrade compliance, stress and load. The ProLab(TM) H.323 Test Manager is a highly scalable tool designed to be aware of any changes to the H.323 standard. It provides the:

          o capability to run the same tests on the application each time the underlying protocol version is upgraded;

          o flexibility to mix and match scenarios to develop a broad range of testing possibilities; and

          o ability to define numerous scripts and scale up the test scenario by linking them as the test plan progresses.

Products and Technology Under Development

         We intend to capitalize upon our technological leadership in real-time IP communications to develop new products and technology that meet the evolving needs of the IP communications market. Our future product and technology offerings are expected to include platforms and tools needed for creating value-added IP-centric enhanced services.

Customers

         We sell our products to OEMs, systems integrators and value added resellers, or VARs. Our OEM customers purchase our products to integrate with products that they developed in-house to build complete IP communications solutions. Our systems integrator customers either purchase our full suite of products or integrate our individual products with products of other manufacturers to build complete IP communications solutions. Our VAR customers purchase our products to resell to end-users as separate units, or as part of a family of related product offerings, either under our RADVISION label or under their private label.

         We sell our technology in the form of software development kits to developers of IP communications products, systems and applications for developing their own IP communications solutions based on our core enabling technology.

         The following is a representative list of our customers who purchased more than $250,000 of our products or technology during the year 2001:

         Networking Products
         -------------------

         ADL                           Philips
         Atlantis                      PictureTel Corp.
         Belgacom                      Polycom, Inc.
         Cisco Systems                 SKC
         Control Tech                  Sony
         First Virtual                 Tandberg
         H.S Digital                   Wafer
         MVC Mobile Video              Wire One
         NTT - ME Corp                 Zhizhen

         Technology Products
         -------------------

         Alcatel                       Nortel
         Ascom                         NTT - ME Corp
         CCL-ITRI                      Panasonic
         Cintech                       Samsung
         Cisco Systems                 Siemens
         E-soft                        Spirent
         IMAG Industries               Teleware
         Intel
         LG



Sales and Marketing

         Sales organization. We market and sell our products through multiple channels in North America, Europe, the Far East and Israel. Our networking products are sold to end-users principally through indirect channels by OEMs, system integrators and value added resellers. We market and sell our technology products, primarily in the form of software development kits, directly to developers of IP communications products and applications. In Taiwan, Korea and Japan, we sell our software development kits indirectly through local sales representatives.

         We currently have sales offices in the United States in New Jersey, California, Maryland and Texas. We also have sales offices in Tel Aviv, Israel, Hong Kong, China and in the United Kingdom. The geographic breakdown of our total sales for the year ended December 31, 2001 was: 63.3% in North America, 21.7% in Europe and the Middle East and 15.0% in Asia Pacific.

         We have dedicated sales teams to support our large strategic accounts as well as to identify potential strategic customers who would deploy our products on large scales and generate significant revenues for us.

         Marketing organization. Our marketing organization develops strategies and implements programs to support the sale of our products and technology and to sustain and enhance our market position as an industry leader. Our current marketing efforts include various sales and channel support programs designed to drive sales, and marketing communication programs designed to increase industry visibility, including press/analyst tours, trade shows and events, speaking engagements and ongoing interaction with analysts and the media as well as targeted marketing programs. Additional programs include technical seminars where customers and other industry participants are educated in real-time IP communications technology and the benefits of our products and technology. We also view our web site as an important marketing tool for lead generation, customer relations and to support our market position as the V2oIP experts through quality content including providing information related to issues relevant to the IP communications industry, as well as important product and market trends.

         To reinforce and further strengthen our market position as a technology leader in the field of real-time IP communications, we actively participate in key industry consortia and standards bodies. We are also active in defining and reviewing evolving IP communications standards that are being developed by international standards bodies including:

          o    the ITU-T, which has published the H.323 and MEGACO standards;

          o the Internet Engineering Task Force, or IETF, which has published the SIP and MEGACO standards;

          o CableLabs, an organization of cable operators, which is currently working on defining the MGCP standard; and

          o IMTC, a global organization to promote interoperable multimedia communications solutions based on international standards.

         We regularly participate in IMTC-sponsored InterOP events, a vendor-neutral forum where IMTC members test the interoperability of their products.

Customer Care and Support

         Our ability to provide our customers with responsive and qualified customer care and support services globally is essential to attract and retain customers, build brand loyalty and maintain our leadership position in the market. We believe our customer care and support organizational structure enables us to provide superior technical support and customer service on a cost- and time-efficient basis.

         We provide global customer care and support for our products and technology. Our customer care and technical support teams are located in Tel Aviv, Israel, Mahwah, New Jersey, Sunnyvale, California, Hong Kong and China. We assist our customers with the initial installation, set-up and training. In addition, our technical support team trains and certifies our customers to provide local support in each of the geographical areas in which our products are sold. We also provide customers the option of obtaining, for a fee, 24 hours a day, 7 days a week help-desk support.

         In addition, customers who purchase our software development kits generally request that we provide them with ongoing engineering and technical support services to integrate our technology into their products, although these services are not essential for the use of our software development kits. Our standard software development kit contract provides for one year of support services, renewable annually at the customer's option. Customers who have contracted for support services receive all relevant software updates and enhancements as well as access to our customer care and technical support teams.

Intellectual Property

         We rely on copyright, trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our customers, third-party distributors, employees and others to protect our intellectual property.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and technology or obtain and use information that we regard as proprietary. Policing unauthorized use of our products and technology is difficult. In addition, the laws of some foreign countries in which we currently or may in the future sell products do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our intellectual property.

         We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. For example, we license T.120 data collaboration software from Data Connection Limited and voice compression technology from Siemens. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our products or will be required to reduce the functionality of our products until equivalent technology can be identified, licensed or developed, and integrated into our current products.

Research and Development

         We place considerable emphasis on research and development to expand the capabilities of our existing products and technology, to develop new products and to improve our existing technologies and capabilities. We believe that our future success will depend upon our ability to maintain our technological leadership, to enhance our existing products and technology and to introduce on a timely basis new commercially viable products and technology addressing the needs of our customers. Our gross investment in research and development for the three years ended December 31, 1999, 2000 and 2001 was $7.7 million, $14.3 million and $17.9 million, respectively. We intend to continue to devote a significant portion of our personnel and financial resources to research and development. As part of our product development process, we seek to maintain close relationships with our customers to identify market needs and to define appropriate product specifications.

         As of December 31, 2001, our research and development staff consisted of approximately 120 employees. Our research and development activities are conducted at our facilities in Tel Aviv, Israel and in our office in Mahwah, New Jersey. To introduce new, high quality products, we deploy procedures for the design, development and quality assurance of our new product developments. Our team is divided according to our existing product lines. Each product line team is headed by a team leader and includes software or hardware engineers and quality control technicians.

Competition

         We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We believe that the main competitive factors in our market are time to market, product quality, features, cost, technological performance, scalability, compliance with industry standards and customer relationships.

         The principal competitors in the market for our products and software development kits currently include:



             Products                               Software development kits
---------------------------------------    -------------------------------------
     o   Ezenia!, formerly known                 o   DynamicSoft Inc.
         as Video-Server

     o   CUseeMe Networks Inc.                   o   Trillium Digital Systems,
         (formerly known as White                    acquired by  Intel Corp.
         Pine Software Inc., merged
         with First Virtual
         Communications)                         o   Hughes Software Systems

     o   Polycom Networks, a
         division of Polycom                     o   In-house developers
         Inc., formerly known                        employed by manufacturers
         as Accord Networks                          of telecommunications
                                                     equipment and systems


         Additional competitors may enter any of our markets at any time.

         Both Vovida Networks (now part of Cisco Systems), Inc. and OpenH323 offer H.323 source code for free. In addition, Vovida offers MGCP and SIP source code for free. If our customers choose to use the free source code offered by these organizations instead of purchasing our technology, our revenues from the sale of our software development kits will decline.

Manufacturing

         Our manufacturing operations consist of materials planning and procurement, out-sourcing of sub-assemblies, final assembly, product assurance testing, quality control and packaging and shipping. We assemble and test our products at our facilities in Tel Aviv, Israel. We test our products both during and after the assembly process using internally developed product assurance testing procedures. We have a flexible assembly process that enables us to configure our products at the final assembly stage for customers who require that our products be modified to bear their private label. This flexibility is designed to reduce our assembly cycle time and reduce our need to maintain a large inventory of finished goods. We use an enterprise resource planning, or ERP, system that we purchased from BAAN Systems that we modified to our specific needs. This system allows us to use just in time procurement and manufacturing procedures. We believe that the efficiency of our assembly process to date is largely due to our product architecture and our commitment to assembly process design. We manufacture our software development kits on CD-ROMs and package and ship them accompanied by relevant documentation.

         As part of our commitment to quality, we have been certified as an ISO 9002 supplier. The ISO 9002 standard defines the procedures required for the manufacture of products with predictable and stable performance and quality. We are continuously trying to improve our quality based on the guidelines dictated by the ISO 9002 standard.

Employees

         As of January 31, 2002, we had 243 employees worldwide, of whom 121 were employed in research and development, 84 in sales and marketing, 24 in management and administration and 14 in operations. We have standard employment agreements with all of our employees located in Israel. Of our employees, 175 are based in Israel, 54 are based in the United States, 12 are based in Hong Kong and China and 2 are based in the United Kingdom.

         Our relationships with our employees in Israel are governed by Israeli labor legislation and regulations, extension orders of the Israeli Ministry of Labor and Welfare and personal employment agreements.

         Israeli labor laws and regulations are applicable to all of our employees. The laws concern various matters, including severance pay rights at termination, retirement or death, length of work day and work week, minimum wage, overtime payments and insurance for work-related accidents. We currently fund our ongoing legal severance pay obligations by paying monthly premiums for our employees' insurance policies.

         In addition, Israeli law requires Israeli employees and employers to pay specified sums to the National Insurance Institute, which is similar to the United States Social Security Administration. Since January 1, 1995, such amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 14.5% of wages, up to a specified amount, of which the employee contributes approximately 66.0% and the employer contributes approximately 34.0%. The majority of our permanent employees are covered by life and pension insurance policies providing customary benefits to employees, including retirement and severance benefits. We contribute 13.3% to 15.8%, depending on the employee, of base wages to such plans and the employee contributes 5.0%.

         RADVISION and its employees are not parties to any collective bargaining agreements. However, certain provisions of the collective bargaining agreements between the Histadrut, the General Federation of Labor in Israel, and the Coordination Bureau of Economic Organizations, including the Manufacturers' Association of Israel, are applicable to our employees by "extension orders" of the Israeli Ministry of Labor and Welfare. These provisions principally concern periodic cost of living adjustments, procedures for dismissing employees, travel allowances, recuperation pay and other conditions of employment.

         At the start of their employment, our employees in North America generally sign offer letters specifying basic terms and conditions of employment as well as non-disclosure agreements. At the start of their employment, our employees in Israel generally sign written employment agreements that include confidentiality and non-compete provisions.

RISK FACTORS

         Investing in our ordinary shares involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below before investing in our ordinary shares. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be harmed. In that case, the value of our ordinary shares could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

We have a history of losses and we cannot assure you that we will operate profitably in the future.

         We incurred significant losses in every fiscal year from our inception until 1999, and we incurred operating losses in 2000 and 2001. We may continue to incur losses in the future. As of December 31, 2001, our accumulated deficit was $10.6 million. We cannot assure you that we will operate profitably in the future.

Our quarterly financial performance is likely to vary significantly in the future. Our revenues and operating results in any quarter may not be indicative of our future performance and it may be difficult for investors to evaluate our prospects.

         Our quarterly revenues and operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Fluctuations in our quarterly financial performance may result from the fact that we may receive a small number of relatively large orders in any given quarter. Because these orders generate disproportionately large revenues, our revenues and the rate of growth of our revenues for that quarter may reach levels that may not be sustained in subsequent quarters. In addition, some of our products have lengthy sales cycles. For example, it typically takes from three to twelve months after we first begin discussions with a prospective customer before we receive an order from that customer. We also have a limited order backlog, which makes revenues in any quarter substantially dependent upon orders we deliver in that quarter. Because of these factors, our revenues and operating results in any quarter may not meet market expectations or be indicative of future performance and it may be difficult for investors to evaluate our prospects.

Unless our revenues grow in excess of our increasing expenses, we will not be profitable.

     We expect that our operating expenses will increase significantly in the future, both to finance the planned expansion of our sales and marketing and research and development activities and to fund the anticipated growth in our revenues. However, our revenues may not grow apace or even continue at their current level. If our revenues do not increase as anticipated or if expenses increase at a greater pace than our revenues, we will not be profitable. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If the use of packet-based networks as a medium for real-time voice, video and data communications does not continue to grow, the demand for our products and technology will slow and our revenues will decline.

         Our future success depends on the growth in the use of packet-based networks, including the Internet and other IP networks, as a medium for real-time voice, video and data communications. If the use of packet-based networks does not expand, the demand for our products and technology will slow and our revenues will decline. Market acceptance of packet-based networks as a viable alternative to circuit-switched networks for the transmission of real-time voice and video communications is not proven and may be inhibited by concerns about quality of service and potentially inadequate development of the necessary infrastructure.

We must develop new products and technology and enhancements to existing products and technology to remain competitive. If we fail to do so, we may lose market share to our competitors and our revenues may decline.

         The market for our products and technology is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to:

          o    timely identify new market trends; and

          o develop, introduce and support new and enhanced products and technology on a successful and timely basis.

         If we fail to develop and deploy new products and technology or product and technology enhancements on a successful and timely basis, we may lose market share to our competitors and our revenues may decline.

         We are currently developing new products and technology and enhancements to our existing products and technology. We may not be successful in developing or introducing these or any other new products or technology to the market.

We have invested, and will continue to invest, in products and technology which comply with those industry standards which we believe have been, or will be, broadly adopted. If one or more alternative standards were to gain greater acceptance than the standards which we believe have or will be broadly adopted, sales of our products and technology might suffer.

         Currently, we offer networking products that comply with the H.323 industry standard for real-time voice, video and data communications over packet networks. During 2000, we expanded our enabling technology product family to include additional key IP protocols. Our current suite of IP communication protocol toolkits include H.323, SIP, MGCP and MEGACO. We believe that IP networks will be designed with components built around each of these protocols. If these expectations ultimately prove to be incorrect, our investments may be of little or no value.

We rely on a small number of marketing partners who distribute our products either under our name or as private label products for a significant portion of our business.

         We rely in great measure on OEMs, systems integrators and value added resellers, or VARs, to sell our products. Our OEM customers purchase our products to integrate with products that they developed in-house to build complete IP communications solutions. Our systems integrator customers either purchase our full suite of products or integrate our individual products of other manufacturers to build complete IP communications solutions. Our VAR customers purchase our products to resell to end-users as separate units, or as part of a family of related product offerings, either under our RADVISION label or under their private label. If we are unable to maintain these marketing partners or obtain new marketing partners, our future revenues and profitability will be affected and we may lose market share.

Competition in the markets for our products and technology is intense. We may not be able to compete effectively in these markets and we may lose market share to our competitors.

         The markets for our products and technology are highly competitive and we expect competition to intensify in the future. We may not be able to compete effectively in these markets and we may lose market share to our competitors. The principal competitors in the market for our products currently include Polycom Inc., which acquired Accord Networks Inc., First Virtual Communications, which merged with CUseeMe Networks Inc. (formerly known as White Pine Software Inc.), Ezenia (formerly known as Video-Server), and the in-house developers employed by manufacturers of telecommunications equipment and systems. Our principal competitors in the market for our technology which is primarily sold in the form of software development kits, currently include DynamicSoft, Trillium Digital Systems (acquired by Intel in Q42000) and Hughes Software Systems. Additional competitors may enter each of our markets at any time. Moreover, our customers may seek to develop internally the products that we currently sell to them and compete with us.

Our software development kit revenues will decrease if our customers choose to use source code which is available for free.

         Both Vovida Networks, Inc. (now part of Cisco Systems Inc.) and OpenH323 offer H.323 source code for free. In addition, Vovida offers MGCP and SIP source code for free. If our customers choose to use the free source code offered by these organizations instead of purchasing our technology, our revenues from the sale of our software development kits will decline. Other companies, including Microsoft, may offer similar development kits as part of their product offerings.

Most of our competitors have greater resources than we do. This may limit our ability to compete effectively with them and discourage customers from purchasing our products and technology.

         Most of our competitors have greater financial, personnel and other resources than we do, which may limit our ability to compete effectively with them. These competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements. These competitors may also:

          o    benefit from greater economies of scale;

          o    offer more aggressive pricing; or

          o    devote greater resources to the promotion of their products.

         Any of these advantages may discourage customers from purchasing our products and technology. If we are unable to compete successfully against our existing or potential competitors, our revenues and margins will decline.

Our agreements with our customers generally do not have minimum purchase requirements. If our customers decrease or cease purchasing our products and technology, our revenues will decline.

         Our agreements with our customers generally do not have minimum purchase requirements nor do they require our customers to purchase any products from us. If any or all of our customers cease to purchase or reduce their purchases of our products and technology at any time, our revenues will decline. We cannot assure you that our customers will not choose to independently develop for themselves, or purchase from others, products and technology similar to our products and technology. Moreover, if our customers do not successfully market and sell the systems and products into which they incorporate our products and technology, the demand of these customers for our products and technology will decline. Our customers' sales of systems and products containing our products and technology may be adversely affected by circumstances over which we have no control and over which our customers may have little, if any, control.

We are dependent upon a limited number of suppliers of key components. If these suppliers delay or discontinue manufacture of these components, we may experience delays in shipments, increased costs and cancellation of orders for our products.

         We currently obtain key components used in the manufacture of our products from a single supplier or from a limited number of suppliers. We do not have long-term supply contracts with our suppliers. Any delays in delivery of or shortages in these components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. In addition, these suppliers could discontinue the manufacture or supply of these components at any time. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify an alternative source of supply, we would have to modify our products to use a substitute component, which may cause delays in shipments, increased design and manufacturing costs and increased prices for our products.

We intend to manufacture and maintain an inventory of customized products for some customers who will have no obligation to purchase these products. If these customers fail to purchase these products, our financial results may be harmed.

         To satisfy the timing requirements of some of our larger customers, we intend to manufacture and maintain an inventory of some of our products that we will customize to the specifications of these customers. The size of this inventory will be based upon the purchasing history and forecasts of these customers, which we currently estimate to be approximately two months of sales to these customers. These customers will have no obligation to purchase the inventoried products at any time. If the customers for whom the inventoried products are manufactured do not purchase them, we may be required to modify the products for sale to others and we may be unable to find other purchasers. In either case, the value of the products may be materially diminished which may have a negative impact on our financial results.

Undetected errors may increase our costs and impair the market acceptance of our products and technology.

         Our products and technology have occasionally contained, and may in the future contain, undetected errors when first introduced or when new versions are released. Our customers integrate our products and technology into systems and products that they develop themselves or acquire from other vendors. As a result, when problems occur in equipment or a system into which our products or technology have been incorporated, it may be difficult to identify the cause of the problem. Regardless of the source of these errors, we must divert the attention of our engineering personnel from our research and development efforts to address the errors. We cannot assure you that we will not incur warranty or repair costs, be subject to liability claims for damages related to product errors or experience delays as a result of these errors in the future. Any insurance policies that we may have, may not provide sufficient protection should a claim be asserted. Moreover, the occurrence of errors, whether caused by our products or technology or the products of another vendor, may result in significant customer relations problems and injury to our reputation and may impair the market acceptance of our products and technology.

We rely on third party technology licenses. If we are unable to continue to license this technology on reasonable terms, we may face delays in releases of our products and may be required to reduce the functionality of our products derived from this technology.

         We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. For example, we license T.120 data collaboration software from Data Connection Limited and voice compression technology from Siemens. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our products or will be required to reduce the functionality of our products until equivalent technology can be identified, licensed or developed, and integrated into our current products.

Third parties may infringe upon or misappropriate our intellectual property, which could impair our ability to compete effectively and negatively affect our profitability.

         Our success depends upon the protection of our technology, trade secrets and trademarks. Our profitability could suffer if third parties infringe upon our intellectual property rights or misappropriate our technology and other assets. To protect our rights to our intellectual property, we rely on a combination of trade secret protection, trademark law, confidentiality agreements and other contractual arrangements. The protective steps we have taken may be inadequate to deter infringement or misappropriation. We may be unable to detect the unauthorized use of our intellectual property or take appropriate steps to enforce our intellectual property rights. Policing unauthorized use of our products and technology is difficult. In addition, the laws of some foreign countries in which we currently or may in the future sell our products do not protect our proprietary rights to as great an extent as do the laws of the United States. Failure to adequately protect or to promptly detect unauthorized use of our intellectual property could devalue our proprietary content and impair our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, whether or not the defense is successful.

Our products may infringe on the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

         Third parties may assert against us infringement claims or claims that we have infringed a patent, copyright, trademark or other proprietary right belonging to them. For example, in 1998, Lucent alleged that some products manufactured by us infringed specified Lucent patents. See "Item 3. Legal Proceedings." Any infringement claim, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could negatively affect our profitability.

We are dependent on our senior management. Any loss of the services of our senior management could negatively affect our business.

         Our future success depends to a large extent on the continued services of our senior management and key personnel. We do not carry key-man life insurance for any of our senior management. Any loss of the services of members of our senior management or other key personnel could negatively affect our business.

Our failure to retain and attract personnel could harm our business, operations and product development efforts.

         Our products require sophisticated research and development, marketing and sales, and technical customer support. Our success depends on our ability to attract, train and retain qualified research and development, marketing and sales and technical customer support personnel. We intend to increase substantially the number of our employees who perform these functions. Competition for personnel in all of these areas is intense and we may not be able to hire sufficient personnel to achieve our goals or support the anticipated growth in our business. The market for the highly-trained personnel we require is very competitive, due to the limited number of people available with the necessary technical skills and understanding of our products and technology. If we fail to attract and retain qualified personnel, our business, operations and product development efforts would suffer.

Our non-competition agreements with our employees may not be enforceable. If any of these employees leaves us and joins a competitor, our competitor could benefit from the expertise our former employee gained while working for us.

         We currently have non-competition agreements with our key employees in Israel. These agreements prohibit those employees, if they cease to work for us, from directly competing with us or working for our competitors. Under current U.S. and Israeli law, we may not be able to enforce these non-competition agreements. If we are unable to enforce any of these agreements, our competitors that employ our former employees could benefit from the expertise our former employees gained while working for us. In addition, we do not have non-competition agreements with our employees outside of Israel.

Government regulation could delay or prevent product offerings, resulting in decreased revenues.

         Our products are designed to operate with local telephone systems throughout the world and therefore must comply with the regulations of the Federal Communications Commission and other regulations affecting the transmission of voice, video and data over telecommunications and other media. Each time we introduce a new product, we are required to obtain regulatory approval in the countries in which it is offered. In addition, we must periodically obtain renewals of the regulatory approvals for the use of our products in countries where we have already obtained approval. We cannot assure you that regulatory approval for our current products will be renewed or that regulatory approval for future products will be obtained. If we do not obtain the necessary approvals and renewals, we may be required to delay the sales of our products in those countries until approval for use is granted or renewed. This could result in decreased revenues.

Risks Relating to Our Location in Israel

Conditions in Israel affect our operations and may limit our ability to produce and sell our products, which could decrease our revenues.

         We are incorporated under the laws of Israel, and most of our offices and our production facilities are located in, the State of Israel. We are directly affected by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, financial condition and results of operations. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. While Israel has entered into peace agreements with both Egypt and Jordan and several other countries have announced their intentions to establish trade and other relations with Israel, Israel has not entered into any peace arrangement with Syria or Lebanon. Moreover, while Israel had conducted peace negotiations with the Palestinian Authority the increase in violence primarily in the West Bank and Gaza Strip since October 2000 has caused a significant deterioration in the relationship between Israel and the Palestinian Authority and a cessation of peace talks. Efforts to resolve the problem have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict may have a material adverse effect on our business and us. Further deterioration of hostilities into a full scale conflict might require more widespread military reserve service by some of our employees, which may have a material adverse effect on our business.

Because all of our revenues are generated in U.S. dollars or are linked to the U.S. dollar while a portion of our expenses are incurred in new Israeli shekels, our results of operations would be adversely affected if inflation in Israel is not offset on a timely basis by a devaluation of the new Israeli shekel against the U.S. dollar.

         All of our revenues are in dollars or are linked to the dollar, while a portion of our expenses, principally salaries and the related personnel expenses, are in new Israeli shekels, or NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation lags behind inflation in Israel. This would have the effect of increasing the dollar cost of our operations. In 1997 and 1998, the rate of devaluation of the NIS against the dollar exceeded the rate of inflation, a reversal from prior years. However, in 1999 and 2000 while the rate of inflation was low, there was a devaluation of the dollar against the NIS. In the year 2001 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation of the NIS against the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

The tax benefits that we currently receive from our approved enterprise programs require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to pay additional taxes and would likely be denied these benefits in the future.

         The Investment Center of the Israeli Ministry of Industry and Trade has granted approved enterprise status to several investment programs at our manufacturing facility. The portion of our income derived from these approved enterprise programs commencing when we begin to generate net income from these programs will be exempt from tax for a period of two years and will be subject to a reduced tax rate for an additional five to eight years, depending on the percentage of our share capital held by non-Israelis. The benefits available to an approved enterprise program are dependent upon the fulfillment of conditions stipulated in applicable law and in the certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes during the period in which we would have benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future.

It may be difficult to enforce a U.S. judgment against us and most of our officers and directors or to assert U.S. securities laws claims in Israel or serve process on most of our officers and directors.

         We are incorporated in Israel. Many of our executive officers and directors are nonresidents of the United States, and a substantial portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws in an Israeli court against us or any of those persons or to effect service of process upon these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel.

Risks Relating to Our Ordinary Shares

Holders of our ordinary shares who are United States residents face income tax risks.

         There is a substantial risk that we will be classified as a passive foreign investment company, or PFIC. Our treatment as a PFIC could result in a reduction in the after-tax return to the holders of our ordinary shares and would likely cause a reduction in the value of such shares. For U.S. Federal income tax purposes, we will be classified as a PFIC for any taxable year in which either (i) 75% or more of our gross income is passive income, or (ii) at least 50% of the average value of all of our assets for the taxable year produce or are held for the production of passive income. For this purpose, passive income includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of assets which produce passive income. If we were determined to be a PFIC for U.S. federal income tax purposes, highly complex rules would apply to U.S. Holders owning ordinary shares. Accordingly, you are urged to consult your tax advisors regarding the application of such rules.

         As a result of our substantial cash position and the decline in the value of our stock, there is a substantial risk that we will be classified as a PFIC under the asset test described in the preceding paragraph. However, based on a independent third party opinion, we believe that we were not deemed to be classified as a PFIC for the year 2001. We have, however, no assurance that the U.S. Internal Revenue Services will accept this determination and there can be no assurance that we will not be classified as a PFIC in the future.

         United States residents should carefully read "Item 10E. Additional Information - Taxation, United States Federal Income Tax Consequences" for a more complete discussion of the U.S. federal income tax risks related to owning and disposing of our ordinary shares.

Our share price has been volatile in the past and may decline in the future.

         Our ordinary shares have experienced significant market price and volume fluctuations in the past and may experience significant market price and volume fluctuations in the future in response to factors such as the following, some of which are beyond our control:

          o    quarterly variations in our operating results;

          o operating results that vary from the expectations of securities analysts and investors;

          o    changes in expectations as to our future  financial  performance,
               including   financial   estimates  by  securities   analysts  and
               investors;

          o announcements of technological innovations or new products by us or our competitors;

          o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

          o    changes in the status of our intellectual property rights;

          o    announcements   by  third  parties  of   significant   claims  or
               proceedings against us;

          o    additions or departures of key personnel;

          o    future sales of our ordinary shares; and

          o    stock market price and volume fluctuations.

         Domestic and international stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations or political events or hostilities in or surrounding Israel, could adversely affect the market price of our ordinary shares.

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

Anti-takeover provisions could negatively impact our shareholders.

         The new Israeli Companies Law provides that an acquisition of shares in a public company must be made by means of a tender offer if as a result of the acquisition the purchaser would become a 25% shareholder of the company. This rule does not apply if there is already another 25% shareholder of the company. Similarly, the Israeli Companies Law provides that an acquisition of shares in a public company must be made by means of a tender offer if as a result of the acquisition the purchaser would become a 45% shareholder of the company. There is an exception to this provision, if someone else is already a majority shareholder of the company. Regulations under the Companies Law provide that the Companies Law's tender offer rules do not apply to a company whose shares are publicly traded outside of Israel, if pursuant to the applicable foreign securities laws and stock exchange rules there is a restriction on the acquisition of any level of control of the company, or if the acquisition of any level of control of the company requires the purchaser to make a tender offer to the public shareholders.

         Finally, Israeli tax law treats certain acquisitions, particularly stock-for-stock swaps between an Israeli company and a foreign company, less favorably than United States tax law. Israeli tax law may, for instance, subject a shareholder who exchanges his company shares for shares in a foreign corporation to immediate taxation.

Item 2. Properties

         Our headquarters and principal administrative, finance, sales and marketing and promotion operations are located in approximately 60,079 square feet of leased office space in Tel Aviv, Israel at an approximate rental cost of $ 1,178,000 in 2001. The lease for our principal offices expires in June 2005. In the United States, we lease approximately 10,000 square feet from a related party in Mahwah, New Jersey expiring in May 2002 and approximately 1,232 square feet in Sunnyvale, California expiring in December 2002. We also lease approximately 1,246 square feet in Hong Kong expiring in June 2002, approximately 872 square feet in China expiring in April 2003 and approximately 500 square feet in the United Kingdom expiring in February 2003.

         The aggregate annual rent for our sales and service offices in the United States, Hong Kong, China and the United Kingdom was approximately $246,000 in 2001.

Item 3. Legal Proceedings

         In January 2001, we entered into an agreement with Zohar Zisapel Properties Inc. and Yehuda Zisapel Properties Inc. (entities that are wholly owned by Zohar Zisapel, our Chairman of the Board and a principal shareholder, and Yehuda Zisapel, a principal shareholder and our former Chairman, respectively) to lease approximately 24,000 feet square of office space in Paramus, New Jersey for a period of 5 years, which space we subsequently surrendered. The parties disagree as to the extent of damages caused by this action, if any. We cannot predict the final outcome of this dispute.

         Other than the above, we are not involved in any legal proceedings that are material to our business or financial condition.

          In 1998, Lucent sent correspondence to our affiliate, RAD Data Communications Ltd., alleging that some products manufactured by RAD and some of its affiliates, including us, infringe upon specified Lucent patents and offering to license these patents to RAD and its affiliates. In subsequent correspondence, RAD requested that Lucent specifically substantiate each allegation of infringement before RAD or any of its affiliates considers entering into any licensing arrangements. RAD has recently received further correspondence from Lucent in which Lucent has reiterated its claims. RAD does not believe Lucent has substantiated its claims and has communicated this belief to Lucent. RAD advises us that the alleged infringement claims are unresolved.

         The elements of our products that Lucent has alleged infringe upon its patents are contained within components which we obtain from a third party manufacturer. We believe that the third party manufacturer has a license to use these patents and that we may be entitled to the benefits of this license.

         In addition, based on Lucent's fee and royalty schedule for licensing the relevant patents, we believe that any licensing fee and royalty payments that we may be required to pay for the right to use Lucent's patents would not have a material impact on our earnings. As a result, we do not believe that Lucent's allegations will have a material adverse effect upon us, our business, financial condition or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Our ordinary shares are traded on the Nasdaq National Market under the symbol RVSN. The following table sets forth, for the periods indicated, the high and low sale prices of our ordinary shares as reported by the Nasdaq National Market since our initial public offering on March 14, 2000:

2000                                                High             Low
----                                               -------         -------
First Quarter (from March 14, 2000).............   $65             $40-1/2
Second Quarter .................................    52-3/4          16-1/8
Third Quarter ..................................    40-1/2          24-5/8
Fourth Quarter..................................    29-1/2          11-5/16

2001
----
First Quarter...................................   $16.25           $6.16
Second Quarter..................................     8.34            5.02
Third Quarter...................................     5.84            4.70
Fourth Quarter..................................     8.85            4.85

         As of March 11, 2002 we had approximately 3,455 beneficial shareholders including 52 holders of record.

         We have never paid dividends on our ordinary shares since our inception and we do not anticipate paying any dividends in the foreseeable future. If we were able to distribute cash dividends out of income that had been exempt from tax because of our investment program's Approved Enterprise status (for description of such status please refer to the section entitled "Effective Corporate Tax Rate" in "Item 7. Management's Division and Analysis of Financial Conditions and Results of Operations") such income would become subject to Israeli corporate tax.

         If we were to declare dividends in the future, we would declare those dividends in NIS but pay those dividends to our non-Israeli shareholders in U.S. dollars. Because exchange rates between NIS and the dollar fluctuate continuously, a U.S. shareholder would be subject to currency fluctuation between the date when the dividends were declared and the date the dividends were paid.

Item 6. Selected Financial Data

         The following selected consolidated financial data for and as of the five years ended December 31, 2001, are derived from our audited consolidated financial statements which have been prepared in accordance with U.S. GAAP. Our consolidated financial statements were examined by Luboshitz Kasierer, Arthur Andersen, independent auditors whose report with respect to the three years ended December 31, 2001 and as of December 31, 2001 and 2000 appears in this Annual Report.


                                                                    Year ended December 31,
                                                 1997          1998          1999            2000            2001
                                              ---------      --------     -------          -------        -------
                                                             (in thousands, except per share data)
Consolidated Statement of
Operations Data:
Revenues................................      $  4,899       $ 8,894      $17,550          $45,911        $46,227
Cost of revenues........................         1,211         1,412        2,853           11,446         10,362
                                              --------       -------      -------          -------        -------
Gross profit............................         3,689         7,482       14,697           34,465         35,865
                                              --------       -------      -------          -------        -------
Operating expenses:
Research and development................         2,763         4,379        7,667           14,263         17,933
Less participation by the Chief
   Scientist............................           890         1,140        1,097              353              -
                                              --------       -------      -------          -------        -------
Research and development, net...........         1,873         3,239        6,570           13,910         17,933
Marketing and selling, net..............         2,384         4,425        9,502           17,358         16,735
General and administrative..............           494           670        1,426            3,458          4,438
Restructuring costs.....................             -             -            -                -          3,023
Royalties to Chief Scientist............             -             -            -            3,666              -
                                              --------       -------      -------          -------        -------
Total operating expenses................         4,751         8,334       17,498           38,392         42,129
                                              --------       -------      -------          -------        -------
Operating loss..........................        (1,062)         (852)      (2,801)          (3,927)        (6,264)
Financial income, net...................             6            23          105            4,176          4,652
                                              --------       -------      -------          -------        -------
Net income (loss).......................      $ (1,056)      $  (829)     $(2,696)         $   249        $(1,612)
                                              ========       =======      =======          =======        =======
Net earnings (loss) per ordinary share..      $  (0.10)      $ (0.08)     $ (0.26)         $ 0.014        $ (0.09)
Weighted average number of ordinary
   shares...............................        10,234        10,492       10,538           17,174         18,943
Diluted earnings (loss) per
   ordinary share ......................      $  (0.10)      $ (0.08)     $ (0.26)         $ 0.013        $(0.09)
Weighted average number of ordinary
   shares...............................        10,234        10,492       10,538           19,873         18,943


                                                                         December 31,
                                              -----------------------------------------------------------------
                                               1997           1998         1999           2000            2001
                                              ------        -------      -------        --------        --------
                                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents...............      $  435         $3,305      $ 2,605        $ 41,617        $ 6,717
Working capital.........................         873          4,318          814          73,660         53,377
Total assets............................       3,704          9,371       13,261         116,351         99,767
Total bank debt, less current maturities         106            130           67              19              -
Shareholders' equity....................       1,363          5,450        3,481          94,345         83,549



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

         The following discussion of our operating results of operations should be read together with our consolidated financial statements and the related notes, which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

         All of our revenues are generated in U.S. dollars or are linked to the dollar and a majority of our expenses are incurred in dollars. Consequently, we use the dollar as our functional currency. Transactions and balances in other currencies are converted into dollars according to the principles in Financial Accounting Standards Board Statement No. 52. Gains and losses arising from conversion are recorded as interest income or expense, as applicable.

Overview

         We are a leading designer, developer and supplier of products and technology that enable real-time voice, video and data communications over packet networks, including the Internet and other IP networks.

         We were incorporated in January 1992, commenced operations in October 1992 and commenced sales of our products in the fourth quarter of 1994. Before that time, our operations consisted primarily of research and development and recruiting personnel. In 1995, we established a wholly owned subsidiary in the United States, RADVISION Inc., which conducts our sales and marketing activities in North America. We currently have sales offices in the United States, Hong Kong, China, United Kingdom and Israel.

Revenues

         We generate revenues from sales of our networking products that are primarily sold in the form of stand-alone products, and our technology products that are primarily sold in the form of software development kits, as well as related maintenance and support services. We generally recognize revenues from the sale of our products upon shipment and when collection is probable. Revenues generated from maintenance and support services are deferred and recognized ratably over the period of the term of service. We price our networking products on a per unit basis, and grant discounts based upon unit volumes. We price our software development kits on the basis of a fixed-fee plus royalties from products developed using the software development kits. We sell our products and technology through direct sales and various indirect distribution channels in North America, Europe, the Asian/Pacific region and Israel. For the year ended December 31, 2001, approximately 63% of our revenues were generated in the United States.

Significant Costs and Expenses

         Cost of Revenues Our cost of revenues consists of component and material costs, direct labor costs, subcontractor fees, overhead related to manufacturing and depreciation of manufacturing equipment. Our gross margin is affected by the selling prices for our products as well as the proportion of our revenues generated from the sale of our technology products as compared to our networking products. Our revenues from the sale of our technology products have higher gross margins than our revenues from the sale of our networking products and we offer greater discounts to our high volume OEM customers. As the relative proportion of our revenues from our networking products increases as a percentage of our total revenues and we generate a higher percentage of our revenues from sales to our high volume OEM customers, our gross margins will decline.

         Research and development expenses, net. Our research and development expenses consist primarily of compensation and related costs for research and development personnel, expenses for testing facilities and depreciation of equipment.

         Research and development costs, net are charged to operations as incurred. Software development costs are considered for capitalization when technological feasibility is established according to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs incurred after achievement of technological feasibility in the process of software production have not been material. Therefore, we have not capitalized any of our research and development expenses and do not anticipate that our development process will differ materially in the future.

         Historically our research and development expenses were presented net of payments received from the Office of the Chief Scientist of Israeli Ministry of Industry and Trade, or the Chief Scientist. In 2000 we voluntarily repaid $3,666,000 in future royalty payments to the Chief Scientist and discontinued our relationship with the Chief Scientist in order to reduce certain restrictions on our business and to avoid paying increased interest rates in the future on royalty payments. We do not currently intend to apply for grants from the Chief Scientist in the future. However, we expect to continue to make substantial investments in research and development.

         Marketing and selling expenses, net. Our marketing and selling expenses consist primarily of compensation and related costs for sales personnel, marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses, trade show exhibit expenses and royalties paid to the Government of Israel. Marketing and selling expenses until December 31, 1999 are presented net of marketing grants received from the Government of Israel. We do not intend to apply for any grants from the Government of Israel in the future.

         General and administrative expenses. Our general and administrative expenses consist primarily of salaries and related expenses for executive, accounting and human resources personnel, professional fees, provisions for doubtful accounts and other general corporate expenses.

         Operating expenses also include amortization of stock-based compensation, which is allocated among research and development expenses, marketing and selling expenses and general and administrative expenses based on the division in which the recipient of the option grant is employed. Amortization of stock-based compensation results from the granting of options to employees with exercise prices per share determined to be below the fair market value per share of our ordinary shares on the dates of grant. The stock-based compensation is being amortized to operating expenses over the vesting period of the individual options.

         Financial income, net. Our financial income consists primarily of interest earned on bank deposits and other liquid investments, gains and losses from the conversion of monetary balance sheet items denominated in non-dollar currencies into dollars and interest expense incurred on outstanding debt.

         Taxes. Israeli companies are generally subject to income tax at the corporate tax rate of 36%. However, several of our investment programs at our manufacturing facility in Tel Aviv have been granted approved enterprise status and, therefore, we are eligible for tax benefits. These benefits should result in income recognized by us being tax exempt or taxed at a lower rate for a specified period after we begin to report taxable income and exhaust any net operating loss carry-forwards. However, these benefits may not be applied to reduce the tax rate for any income derived by our U.S. subsidiary.

Results of Operations

         The following discussion of our results of operations for the years ended December 31, 1999, 2000 and 2001, including the percentage data in the following table, is based upon our statements of operations contained in our financial statements for those periods, and the related notes, included in this annual report:

                                                     1999      2000       2001
                                                    ------    ------     ------
Revenues..........................................  100.0%    100.0%     100.0%
Cost of revenues..................................   16.3      24.9       22.4
Gross profit......................................   83.7      75.1       77.6
Operating expenses:
   Research and development.......................   43.7      31.1       38.8
   Less participation by the Chief Scientist......    6.3       0.8         -
   Research and development, net..................   37.4      30.3       38.8
   Marketing and selling, net.....................   54.1      37.8       36.2
   General and administrative.....................    8.1       7.5        9.6
   One time charge/repayment of future royalties..    -         8.0        6.5
 Total operating expenses.........................   99.6      83.6       91.1
Operating loss....................................  (15.9)     (8.5)     (13.5)
Financial income, net.............................    0.6       9.1       10.1
Net income (loss).................................  (15.3)%     0.6%      (3.4)%
                                                    =====     =====      =====

Year Ended December 31, 2001 as Compared with Year Ended December 31, 2000

         Revenues. Revenues increased from $45.9 million for the year ended December 31, 2000 to $46.2 million for the year ended December 31, 2001. This increase was due to a $3.1 million increase in sales of our networking products offset by a decrease of $2.8 million from technology products.

         Revenues from networking products increased from $26.6 million for the year ended December 31, 2000 to $29.7million for the year ended December 31, 2001. The increase in revenue from networking products is attributable to an increase in demand for these units as customers moved from integrated services digital networks, or ISDN, to IP-based networks, as well as from OEM agreements that generated additional product sales. Revenues from technology products decreased from $19.3 million for the year ended December 31, 2000 to $16.5 million for the year ended December 31, 2001. This decrease in revenues from technology products was primarily attributable to decreased market demand as budgets for these products declined due to the worldwide economic downturn.

         Revenue from sales to customers in the United States increased from $27.9 million, or 60.9% of revenue, for the year ended December 31, 2000, to $28.3 million, or 61.3% of revenue, for the year ended December 31, 2001, an increase of $0.4 million, or 1.4%. Revenue from sales to customers in Europe increased from $7.3 million, or 16.0% of revenue, for the year ended December 31, 2000, to $8.1 million, or 17.5% of revenue, for the year ended December 31, 2001, an increase of $0.8 million, or 11.0%. This increase in sales to customers in Europe was primarily attributable to increased market demand for our products in this region.

         Revenue from sales to customers in the Asian/Pacific region increased from $5.3 million, or 11.5% of revenue, for the year ended December 31, 2000, to $6.9 million, or 15.0% of revenue, for the year ended December 31, 2001, an increase of $1.6 million, or 30.2%. This increase in sales to customers in this region was primarily attributable to increased sales efforts for our networking products.

         Revenue from sales to customers in Israel decreased from $4.5 million, or 9.7% of revenue, for the year ended December 31, 2000, to $1.9 million, or 4.2% of revenue, for the year ended December 31, 2001, a decrease of $2.6 million, or 57.8%. This decrease in sales to customers in Israel was primarily attributable to the depressed economy in this region.

         Cost of Revenues. Cost of revenues decreased from $11.4 million for the year ended December 31, 2000 to $10.3 million for the year ended December 31, 2001, a decrease of $1.1 million, or 9.6%. Gross profit as a percentage of revenues increased from 75.1% for the year ended December 31, 2000 to 77.6% for the year ended December 31, 2001, due to the increased proportion of new networking products sales with higher profit margins.

         Research and Development, Net. Research and development expenses, net increased from $13.9 million for the year ended December 31, 2000 to $17.9 million for the year ended December 31, 2001, an increase of $4.0 million, or 28.8%. This increase was primarily attributable to an increase in the number of research and development personnel whom we employed. We have increased our research and development personnel to support our existing and expected new product lines and to accommodate, the expected future growth of our business. Research and development expenses, net as a percentage of revenues increased from 30.3% for the year ended December 31, 2000 to 38.8% for the year ended December 31, 2001.

         Marketing and Selling, Net. Marketing and selling expenses, net decreased from $17.4 million for the year ended December 31, 2000 to $16.7 million for the year ended December 31, 2001, a decrease of $623,000, or 35.9%. This decrease was primarily attributable to a reduction of our marketing activities in the second half of the year as we reduced our sales and marketing expenses in response to current conditions. Marketing and selling expenses, net as a percentage of revenues decreased from 37.8% for the year ended December 31, 2000 to 36.2% for the year ended December 31, 2001.

         General and Administrative. General and administrative expenses increased from $3.5 million for the year ended December 31, 2000 to $4.4 million for the year ended December 31, 2001, an increase of $980,000 or 28.0%. This increase was primarily attributable to an increase of $581,000, or 29.3%, in personnel expenses. General and administrative expenses as a percentage of revenues increased from 7.5% for the year ended December 31, 2000 to 9.6% for the year ended December 31, 2001.

         One Time Charge / Royalty Payments to the Chief Scientist. In 2000 we determined to repay all future royalty payments due to the Chief Scientist. This decision made as part of our strategy to discontinue the relationship with the Chief Scientist to reduce the growing restrictions imposed by the Chief Scientist on our business. By doing so, we will also save the increased interest rates that are imposed by the Chief Scientist on part of the royalties due. In 2001 we recorded a charge of $3.0 million, mainly for severance costs associated with a 13.0% reduction in our workforce that was implemented as part of our efforts to reduce operating expenses in light of the worsening economic climate.

         Operating Loss. Our operating loss increased from $3.9 million for the year ended December 31, 2000 to $6.3 million for the year ended December 31, 2001.

         Financial Income, net. Financial income increased from $4.2 million for the year ended December 31, 2000 to $4.7 million for the year ended December 31, 2001 principally as a result of the investment for a full year of the proceeds of our March 2000 initial public offering and private placement.

         Net Income(Loss). We reported net income of $249,000, for the year ended December 31, 2000 as compared to a net loss of $1.6 million for the year ended December 31, 2001.

Year Ended December 31, 2000 as Compared with Year Ended December 31, 1999

         Revenues. Revenues increased from $17.5 million for the year ended December 31, 1999 to $45.9 million for the year ended December 31, 2000, an increase of $28.4 million, or 162.3%. This increase was due to an $18.1 million, or 212.9%, increase in sales of our networking products, as well as a $10.3 million, or 114.4%, increase in sales of technology products.

         Revenues from networking products increased from $8.5 million for the year ended December 31, 1999 to $26.6 million for the year ended December 31, 2000. The increase in revenue from networking products is attributable to a global increase in demand for these units as customers moved from integrated services digital networks, or ISDN to IP-based networks, as well as from new OEM agreements that generated additional product sales.

         Revenues from technology products increased from $9.0 million for the year ended December 31, 1999 to $19.3 million for the year ended December 31, 2000. This increase in revenues from technology products was primarily attributable to increased market demand.

         Revenue from sales to customers in the United States increased from $9.1 million, or 51.6% of revenue, for the year ended December 31, 1999, to $27.9 million, or 60.9% of revenue, for the year ended December 31, 2000, an increase of $18.8 million, or 206.6%. This increase in sales to customers in the United States was primarily attributable to the more rapid adoption of our technology in the United States as compared to the rest of the world.

         Revenue from sales to customers in Europe increased from $4.0 million, or 23.1% of revenue, for the year ended December 31, 1999, to $7.3 million, or 16.0% of revenue, for the year ended December 31, 2000, an increase of $3.3 million, or 82.5%. This increase in sales to customers in Europe was primarily attributable to increased market demand for our products in this region.

         Revenue from sales to customers in the Asian/Pacific region increased from $2.7 million, or 15.4% of revenue, for the year ended December 31, 1999, to $5.3 million, or 11.5% of revenue, for the year ended December 31, 2000, an increase of $2.6 million, or 96.3%. This increase in sales to customers in this region was primarily attributable to increased sales efforts.

         Revenue from sales to customers in Israel increased from $1.3 million, or 7.2% of revenue, for the year ended December 31, 1999, to $4.5 million, or 9.7% of revenue, for the year ended December 31, 2000, an increase of $3.2 million, or 246.2%. This increase in sales to customers in Israel was primarily attributable to increased sales efforts in this region.

         Cost of Revenues. Cost of revenues increased from $2.9 million for the year ended December 31, 1999 to $11.4 million for the year ended December 31, 2000, an increase of $8.5 million, or 293.1%. Gross profit as a percentage of revenues decreased from 83.7% for the year ended December 31, 1999 to 75.1% for the year ended December 31, 2000, due to the increased proportion of networking products sales.

         Research and Development, Net. Research and development expenses, net increased from $6.6 million for the year ended December 31, 1999 to $13.9 million for the year ended December 31, 2000, an increase of $7.3 million, or 111.7%. This increase was primarily attributable to an increase in the number of research and development personnel whom we employed, as well as a decrease in grants received from the Chief Scientist. We have increased our research and development personnel to support our existing and expected new product lines and to accommodate the growth of our business. Research and development expenses, net as a percentage of revenues decreased from 37.4% for the year ended December 31, 1999 to 30.3% for the year ended December 31, 2000.

         Marketing and Selling, Net. Marketing and selling expenses, net increased from $9.5 million for the year ended December 31, 1999 to $17.4 million for the year ended December 31, 2000, an increase of $7.9 million, or 83.2%. This increase was primarily attributable to a $3.7 million, or 78.7%, increase in personnel-related expenses resulting from our increasing the number of our sales and marketing employees. We have increased our sales and marketing expenses in response to current and expected growth in the market for our products. Marketing and selling expenses, net as a percentage of revenues decreased from 54.1% for the year ended December 31, 1999 to 37.8% for the year ended December 31, 2000.

         General and Administrative. General and administrative expenses increased from $1.4 million for the year ended December 31, 1999 to $3.5 million for the year ended December 31, 2000, an increase of $2.1 million or 142.5%. This increase was primarily attributable to an increase of $1.3 million, or 175%, in personnel expenses. General and administrative expenses as a percentage of revenues was 8.1% for the year ended December 31, 1999 and 7.5% for the year ended December 31, 2000.

         Royalty Payments to the Chief Scientist. In 2000 we determined to repay all future royalty payments due to the Chief Scientist. This decision has been made as part of our strategy to discontinue the relationship with the Chief Scientist to reduce the growing restrictions imposed by the Chief Scientist on our business. By doing so, we will also save the increased interest rates that are imposed by the Chief Scientist on part of the royalties due.

         Operating Income. Our operating loss increased from $2.8 million for the year ended December 31, 1999 to $3.9 million for the year ended December 31, 2000 as a result of our $3.7 million repayment of future royalties to the Chief Scientist.

         Financial Income. Financial income increased from $105,000 for the year ended December 31, 1999 to $4.2 million for the year ended December 31, 2000 principally as a result of the increased interest income we derived from the investment of the proceeds of our March 2000 initial public offering and private placement.

         Net Income(Loss). Net income increased from a net loss of $2.7 million, or 15.4%, for the year ended December 31 1999 to net income of $249,000, or 0.6% as a percentage of revenues, for the year ended December 31, 2000.

Consolidated Balance Sheet Data

         Trade Receivables. Trade receivables decreased from $7.0 million at December 31, 2000 to $5.1 million at December 31, 2001, a decrease of $1.9 million, or $27.1%. This decrease was attributable to a decrease in sales in the last quarter of 2001 compared to the sales in the same period of 2000.

         Allowance for Doubtful Accounts. Allowance for doubtful accounts increased from $577,000 at December 31, 2000 to $1,126,000 at December 31, 2001, an increase of $549,000, or $95.1%. Allowance for doubtful accounts as a portion of trade receivables increased from $7.6% as of December 31, 2000 to $18.1% as of December 31, 2001. This increase was primarily attributable to the worldwide economic downturn.

         Other Receivables and Prepaid Expenses. Other receivables and prepaid expenses increased from $1.1 million at December 31, 2000 to $1.3 million at December 31, 2001, a increase of $208,000 or 18.9%. This increase was primarily attributable to an increase in prepaid rental expenses.

         Inventories. Inventories decreased from $5.0 million at December 31, 2000 to $1.9 million at December 31, 2001, a decrease of $3.1 million, or 62.0%. This decrease was primarily attributable to our effort to reduce inventory levels in light of the uncertain economic conditions.

         Trade Payables. Trade payables decreased from $3.7 million at December 31, 2000 to $765,000 at December 31, 2001, a decrease of $2.9 million, or 78.4%.
This decrease was primarily attributable to earlier payments to our trade payables at the end of 2001.

         Other Payables and Accrued Expenses. Other payables and accrued expenses decreased from $16.8 million at December 31, 2000 to $13.6 million at December 31, 2001, a decrease of $3.2 million, or 19.0%. This decrease was primarily attributable to a decrease in accrued deferred income, which will be recognized only after all criteria for revenue recognition according to SOP 97-2 are met.

Quarterly Results of Operations

         The following tables present consolidated statements of operations data for each of the eight fiscal quarters ended December 31, 2001, in dollars and as a percentage of revenues. In management's opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the unaudited information for the quarters presented. The results of operations for any quarter are not necessarily indicative of results that we might achieve for any subsequent periods.


                               Mar. 31,       June 30,    Sept. 30,      Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                                2000            2000        2000          2000       2001        2001       2001      2001
                               --------       --------    --------      ---------  ---------   --------   --------- ---------
 Revenues...................   $7,827         $10,201     $12,708       $15,176    $14,895     $10,430    $10,208   $10,694
 Cost of revenues...........   (1,944)         (2,579)     (3,102)       (3,822)    (3,725)     (2,240)    (2,099)   (2,298)
 Gross profit...............    5,833           7,622       9,606        11,354     11,170       8,190      8,109     8.396
 Operating expenses:
    Research and development    2,529           3,332       3,749         4,653      4,757       4,563      4,319     4,294
    Less participation by
     the Chief Scientist....     (236)           (365)        247             -          -           -          -         -
    Research and
     development, net.......    2,293           2,967       3,996         4,653      4,757       4,563      4,319     4,294
    Marketing and selling,
     net....................    3,611           4,523       4,470         4,754      4,840       4,365      3,690     3,840
    General and
     administrative.........      615             670         779         1,393      1,169       1,308      1,057       904
    One time charge/repayment
     of future royalties....        -               -           -         3,666          -       3,023          -         -
 Operating income (loss)....     (636)           (538)        361        (3,112)       404      (5,069)      (957)     (642)
 Financial income, net......      115           1,279       1,291         1,490      1,404       1,264      1,118       866
      Net income (loss).....   $ (521)        $   741     $ 1,652       $(1,622)   $ 1,808     $(3,805)   $   161   $   224

 As a percentage of
 revenues:
 Revenues...................      100 %           100 %       100 %         100 %      100 %       100 %      100 %     100 %
 Cost of revenues...........      (25)            (25)        (24)          (25)       (25)        (21)       (21)      (21)
 Gross profit...............       75              75          76            75         75          79         79        79
 Operating expenses:
    Research and development       32              33          30            31         32          42         42        40
    Less participation by
      the Chief Scientist...       (3)             (4)          2             0          -           -          -         -
    Research and
      development, net......       29              29          32            31         32          42         42        40
    Marketing and selling, net     46              44          35            31         32          42         36        36
    General and administrative      8               7           6             9          8          13         10         9
    One time charge/repayment
       of future royalties..        -               -           -            24          -          29          -         -
 Operating income (loss) ...       (8)             (5)          3           (20)         3         (49)        (9)       (6)
 Financial income, net......        1              13          10            10          9          12         11         8
      Net income (loss).....       (7)%             8 %        13 %         (10)%       12 %       (37)%        2 %       2 %




         We expect our operating results to fluctuate significantly in the future as a result of various factors, many of which are outside our control. Consequently, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and, as a result, you should not rely on them as an indication of future performance.

Liquidity and Capital Resources

         From our inception until our initial public offering in March 2000, we financed our operations through cash generated by operations and a combination of private placements of our share capital and borrowings under lines of credit. Through December 31, 1999, we raised a total of approximately $12.2 million in aggregate net proceeds in four private placements. In March 2000, we sold 4,370,000 of our ordinary shares in an initial public offering and 590,822 ordinary shares in a private placement to Samsung Venture Investment Corporation, a member of the Samsung group, and Siemens Aktiengesellschraft. We received net proceeds of $89.2 million from the public offering and private placement. As of December 31, 2001, we had approximately $6.7 million in cash and cash equivalents, $52.8 million in short term investments and our working capital was approximately $53.4 million. Taking into account long-term liquid investments, we had $85.8 million in cash and liquid investments as of December 31, 2001.

         Capital expenditures for the years ended December 31, 1999, 2000 and 2001 were approximately $2.4 million, $4.2 million and $2.0 respectively. These expenditures were principally for research and development equipment, motor vehicles, office furniture and equipment and leasehold improvements. We currently do not have significant capital spending or purchase commitment, but we expect to continue to engage in capital spending consistent with anticipated growth in our operations, infrastructure and personnel.

         Net cash provided by operating activities was approximately $221,000 for the year ended December 31, 2001. This amount was primarily attributable to a decrease of $1.9 million in trade receivables, a decrease of $3.1 million in inventories and an increase in depreciation of $2.4 million. These increases in cash provided by operating activities were offset in part by a decrease in trade payables of $2.9 million and a decrease in other payables and accrued expenses of $ 3.2 million.

         The decrease in inventory for the year ended December 31, 2001 was primarily due to our efforts to reduce inventories in light of the difficult economic condition prevailing worldwide. The decrease in accounts receivable for the year ended December 31, 2001 was primarily attributable to a decrease in sales in the last quarter of 2001 compared to the sales in the same period of 2000.

         Net cash used in investing activities was approximately $25.6 million for the year ended December 31, 2001. For the year ended December 31, 2001, $13.2 million of cash used in investing activities were invested in short term deposits and $10.4 million were invested in long term investments. During the year ended December 31, 2001, $2.0 million of cash used in investing activities was for purchases of property and equipment.

         On February 28, 2001, we announced that our Board of Directors has authorized the repurchase of up to 10% of our outstanding ordinary shares in the open market from time to time at prevailing market prices. We purchased 1,585,446 ordinary shares through December 31, 2001 at a cost of $9.9 million, an average of $6.25 per share. We anticipate that the repurchase program will be completed in the first quarter of 2002. We may use the repurchased shares for issuance upon exercise of employee stock options or other corporate purposes.

         Net cash use by financing activities was $9.6 million for the year ended December 31, 2001. For the year ended December 31, 2001, cash used in financing activities was attributable principally to repurchase of ordinary shares for a total cash of $9.9 million.

         As of December 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. Our capital requirements are dependent on many factors, including market acceptance of our products and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

         As of December 31, 2001, we had $19,000 outstanding under an equipment term loan facility and an unused $2.5 million line of credit.

Effective Corporate Tax Rate

         Israeli companies are generally subject to income tax at the corporate tax rate of 36%. However, several investment programs at our manufacturing facility in Tel Aviv have been granted approved enterprise status and we are, therefore, eligible for tax benefits under the Law for the Encouragement of Capital Investments, 1959. We have derived, and expect to continue to derive, a substantial portion of our income from the approved enterprise programs at our manufacturing facility.

         Subject to compliance with applicable requirements, the portion of our income derived from the approved enterprise programs will be eligible for the following tax benefits commencing in the first year in which it generates taxable income:

      Year after we
     begin generating
      taxable income            Tax benefit
     ---------------------      -------------------------------------------
     1-2..................      Tax-exempt
     3-7..................      Corporate tax of up to 25%
     8-10.................      Corporate tax of up to 25% if more than 25%
                                of our shares are held by (per Israeli Tax
                                Authorities' position - invested by)
                                non-Israeli investors

         The period of tax benefits for our approved enterprise programs has not yet commenced, because we have yet to realize taxable income. These benefits should result in income recognized by us being tax exempt or taxed at a lower rate for a specified period after we begin to report taxable income and exhaust any net operating loss carry-forwards. However, these benefits may not be applied to reduce the tax rate for any income derived by our U.S. subsidiary.

         As of December 31, 2001, our net operating loss carry-forwards for Israeli tax purposes amounted to approximately $22.7 million. Under Israeli law, these net-operating losses may be carried forward indefinitely and offset against future taxable income. We expect that, during the period in which these tax losses are utilized, our income will be substantially tax-exempt. Therefore, there will be no tax benefit available from these losses and no deferred income taxes have been included in our financial statements. Deferred taxes for other temporary differences are immaterial.

         As of December 31, 2001, the net operating loss carry-forwards of our U.S. subsidiary for U.S. tax purposes amounted to approximately $9.5 million. These losses are available to offset any future U.S. taxable income of our U.S. subsidiary and will expire in the years 2010 through 2015.

Impact of Inflation and Currency Fluctuations

         The dollar cost of our operations is influenced by the extent to which any inflation in Israel is offset, is offset on a lagging basis, or is not offset by the devaluation of the NIS in relation to the dollar. When the rate of inflation in Israel exceeds the rate of devaluation of the NIS against the dollar, companies experience increases in the dollar cost of their operations in Israel. Unless offset by a devaluation of the NIS, inflation in Israel will have a negative effect on our profitability as we receive payment in dollars or dollar-linked NIS for all of our sales while we incur a portion of our expenses, principally salaries and related personnel expenses, in NIS.

         The following table presents information about the rate of inflation in Israel, the rate of devaluation of the NIS against the U.S. dollar, and the rate of inflation of Israel adjusted for the devaluation:

                                                              Israeli inflation
   Year ended        Israeli inflation   Israeli devaluation     adjusted for
  December 31,             rate %              rate %           devaluation %
  ------------       -----------------   -------------------  -----------------

      1996                  10.6                3.7                   6.6
      1997                   7.0                8.8                  (1.7)
      1998                   8.6               17.6                  (7.7)
      1999                   1.3               (0.1)                  1.3
      2000                   0.0               (2.7)                  2.8
      2001                   1.4                9.3                  (7.8)

         We cannot assure you that we will not be materially and adversely affected in the future if inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of the devaluation lags behind inflation in Israel.

         A devaluation of the NIS in relation to the dollar has the effect of reducing the dollar amount of any of our expenses or liabilities which are payable in NIS, unless these expenses or payables are linked to the dollar. This devaluation also has the effect of decreasing the dollar value of any asset which consists of NIS or receivables payable in NIS, unless the receivables are linked to the dollar. Conversely, any increase in the value of the NIS in relation to the dollar has the effect of increasing the dollar value of any unlinked NIS assets and the dollar amounts of any unlinked NIS liabilities and expenses.

         Because exchange rates between the NIS and the dollar fluctuate continuously, with a historically declining trend in the value of the NIS, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. The effects of foreign currency re-measurements are reported in our consolidated financial statements in current operations.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. All other intangible assets will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. We believe that the adoption of SFAS 141 and SFAS 142 will not have an effect on our financial statements.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Although SFAS 144 supersedes SFAS 121, it retains the requirements of SFAS 121 regarding recognition of impairment loss for long-lived assets to be held and used (based on undiscounted cash flows) and resolves certain implementation issues. Also, the accounting model used in SFAS 121 for long-lived assets to be disposed of by sale (lower of carrying amount or fair value less cost to sell) is broadened by SFAS 144 to include discontinued operations and supersedes APB Opinion No. 30. Therefore, discontinued operations will no longer be measured on a net realizable value basis and future operating losses will no longer be recognized before they occur. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. We believe that the adoption of SFAS 144 will not have an effect on our financial statements.

Item 7A.  Qualitative and Qualitative Disclosures About Market Risk

         We develop products in Israel and sell them in North America, Asia and Europe. As a result our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

         As of December 31, 2001 we had cash and cash equivalents and short-term investments of $59.5 million. We invest our cash surplus in time deposits, cash deposits, U.S. federal agency securities and corporate bonds with an average credit rating of A2. These investments are not purchased for trading or other speculative purposes. Due to the nature of these investments, we believe that we do not have a material exposure to market risk. We currently pay interest on our equipment term loan facility based on the London interbank offered rate. As a result, changes in the general level of interest rates directly affect the amount of interest payable by us under this facility. However, because our outstanding debt under this facility has never exceeded $218,000, we do not expect our exposure to market risk from changes in interest rates to be material.

Item 8. Financial Statement and Supplementary Data

         See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with our accountants.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Our directors and executive officers are as follows:

Name                 Age   Position
-------------------- ---   ----------------------------------------------------
Zohar Zisapel....... 53    Chairman of the Board of Directors
Gadi Tamari......... 57    Chief Executive Officer, President and Director
Eli Doron........... 50    Chief Technical Officer and Executive Vice President
David Seligman...... 44    Chief Financial Officer
Ami Amir............ 58    Director
Dan Goldstein....... 48    Director
Liora Katzenstein... 46    Director
Andreas Mattes...... 41    Director
Efraim Wachtel...... 57    Director

         Zohar Zisapel, Gadi Tamari, Ami Amir, Efraim Wachtel, and Andreas Mattes will serve as directors until our 2002 annual general meeting of shareholders. Liora Katzenstein and Dan Goldstein will serve as outside directors pursuant to the provisions of the Israeli Companies Law for three-year terms (i.e., January 2003 for Mr. Goldstein and December 2003 for Prof. Katzenstein). Thereafter, their terms of service may be renewed for one additional three-year term.

         Zohar Zisapel has served as a director of RADVISION since November 1992, and as our Chairman of the Board of Directors until August 1999. He again assumed the position of Chairman of the Board in April 2001. Mr. Zisapel is a founder and a director of RAD Data Communications Ltd., or RAD, a leading worldwide data communications company headquartered in Israel, of which he has served as president from January 1982 until 1999, and a director of other public companies in the RAD-BYNET group, including RADCOM, SILICOM, RIT, Ceragon and RADWARE. During the last five years, Mr. Zisapel has been engaged mainly in management of high technology companies. Mr. Zisapel has B.Sc. from the Technion, Israel Institute of Technology and M.Sc. degrees from Tel
Aviv University

         Gadi Tamari has served as our chief executive officer since April 2001. From November 1999 to April 2001, Mr. Tamari was the vice president, international operations of the OpenNet Softswitch organization, of Lucent Technologies. During the years 1996-1999 he was chief operating officer of Excel Switching Corporation responsible for international sales, operations, marketing and customer support. Mr. Tamari has a B.Sc. degree in mechanical engineering and an M.Sc. degree in industrial engineering from the Technion, Israel Institute of Technology and attended Harvard University's Advanced Management Program.

         Eli Doron, our co-founder, has served as our executive vice president and chief technical officer since July 1998. From October 1992 to July 1998, Mr. Doron was our vice president of research and development. From October 1983 to October 1992, Mr. Doron held senior engineering positions at Simtech Advanced Training and Simulation Systems. Mr. Doron has a B.Sc. degree in electronics and computer science from Ben Gurion University.

         David Seligman has served as our chief financial officer since November 1999. From July 1996 until November 1999, Mr. Seligman was the chief financial officer and secretary of LanOptics Ltd. From October 1993 until June 1996, Mr. Seligman was a senior financial analyst for Fidelity Investments Systems Company. Mr. Seligman has a B.A. in political science and geography and an M.B.A. in accounting and finance from Tel Aviv University.

         Ami Amir, our co-founder, served as our president and chief executive officer from November 1992 until April 2001 and has served as a director since November 1992. From March 1987 to November 1992, Mr. Amir was the president of RAD Data Communications Inc. Before March 1987, Mr. Amir held senior engineering positions for Simtech Advanced Training and Simulation Systems, Tadiran Electronic Industries and Elbit Systems Ltd. Mr. Amir has a B.Sc. degree in electronics and computer science from the Technion Israel Institute of Technology.

         Dan Goldstein has served as an outside director of RADVISION since January 2000. In 1985, Mr. Goldstein founded Formula Systems (1985) Ltd. and has been its chief executive officer and chairman of the board of directors since that time. Mr. Goldstein is also the chairman of the board of directors of other companies in the Formula Systems group, including Magic Software Enterprises Ltd., Sintec Advanced Technologies Ltd., F.C.T. Formula Computer Technologies Ltd. and Applicom Software Industries (1990) Ltd., and is a director of Crystal Systems Solutions Ltd. Mr. Goldstein has a B.Sc. degree in mathematics and computer science and an M.B.A. in business administration from Tel Aviv University.

         Liora Katzenstein has served as an outside director of RADVISION since December 2000. Prof. Liora Katzenstein specializes in Business Administration and Entrepreneurship. During the last five years she founded, and serves as the President and CEO of, ISEMI - Israel School of Entrepreneurial Management and Innovation. Prof. Katzenstein has also served as a Senior Lecturer in various academic institutions in Israel and abroad including the Harvard Business School, Nanyang University and the Technion, Israel Institute of Technology. Prof. Katzenstein currently serves as a director of Clal Industries & Investments Ltd., Discount Issuers Ltd., Amanat Ltd., Palafric Investments Ltd. and Tachlit - Discount Bank, and holds various other academic and business related positions, including as a member of the Israeli Governmental Committee on Start-Up Companies. Over the last fifteen years Prof. Katzenstein served as a faculty member and on the management of universities and management institutes both in Israel and abroad and published numerous business articles in the Israeli professional press.

         Andreas Mattes has served as a director of RADVISION since March, 2000. Since April 1999, Mr. Mattes has been the president of enterprise networks of Siemens ICN. From October 1998 until April 1999, Mr. Mattes was the president of central sales of Siemens ICN. From June 1997 until October 1998, Mr. Mattes was the president of international sales of Siemens PN. From January 1996 until June 1997, Mr. Mattes was the vice president of product management of Siemens PN. From October 1985 until January 1996, Mr. Mattes held various sales, marketing and business administration positions at Siemens.

         Efraim Wachtel has served as a director of RADVISION since March 1998. Mr. Wachtel has been president and chief executive officer of Data Communications Ltd., or RAD since November 1997. From October 1985 to November 1997, Mr. Wachtel was vice president of sales and marketing of RAD. Before October 1985, Mr. Wachtel held various research and development positions in several companies in Israel and in the U.S. Mr. Wachtel has a B.Sc. degree in electrical engineering from the Technion, Israel Institute of Technology.

         Other key managers are as follows:

Name                      Age   Position
------------------------  ---   ------------------------------------------------

Boaz Raviv..............   42   General Manager of the Technology Group
Avinoam Barak...........   40   General Manager of the Networking Group
Ofer Shapiro............   33   Senior Vice President, Business Development
Yotam Raz...............   37   Executive Vice President, General Manager of the
                                Networking Group in North America

         Boaz Raviv has served as general manager of the technology group since December 2000. From December 1999 to December 2000, Mr. Raviv was the vice president of business development and marketing at Elron TeleSoft. From January 1996 to November 1999, he was telecom division manager at Elron Software. From July 1989 to December 1995, Mr. Raviv held various key positions at CAP GEMINI, France. Raviv served his apprenticeship at Robotic in CEMAGREF and he holds a bachelor's degree from the Technion, Israel Institute of Technology in Haifa.

         Avinoam Barak has served as the general manager of our networking business unit since June 2000. Prior to joining RADVISION and since 1989, Mr. Barak held various positions at MLM, a division of Israel Aircraft Industries. In his last position, he was a business manager for a communications-system unit. Mr. Barak holds a B.Sc. in Computer Engineering from the Technion Israel Institute of Technology and an M.B.A. in Information Systems and Finance from Bar Ilan University.

         Ofer Shapiro has served as our Senior Vice President of Business Development since September 2000. While at RADVISION, Mr. Shapiro has held a variety of key positions including Vice President of Strategic Accounts and leading the development of RADVISION's first gatekeeper and multipoint conferencing unit products. Prior to joining us, Mr. Shapiro managed electro-optics related projects in the Israeli Defense Force for five years. He holds a B.Sc. degree in math and physics from the Hebrew University in Jerusalem and an M.Sc. in applied physics from Tel Aviv University.

         Yotam Raz has served as our Executive Vice President since October of 2001. Prior to joining RADVISION Mr. Raz was vice president of new business at Comverse and chief executive officer and chairman of Gaya Software Industries before it was sold to Comverse in August 2000. Mr. Raz also co-founded Foresight Ltd., a high-tech financial consulting firm. He holds an MBA and a bachelor's degree from Tel-Aviv University.

Election of Directors

         Pursuant to our articles of association, all of our directors, other than our outside directors, are elected at our annual general meeting of shareholders by a vote of the holders of a majority of the voting power represented and voting at such meeting. Outside directors are elected for a three-year term. All the members of our Board of Directors, except the outside directors, may be reelected upon completion of their term of office. In the intervals between annual general meetings of the company, our Board of Directors may elect new directors, whether to fill vacancies or in addition to those of their body, but only if the total numbers of directors shall not at any time exceed any maximum number, if any, fixed by or in accordance with our articles of association. Five of our directors currently in office were elected by our shareholders at our 2001 annual general meeting of shareholders.

Independent and Outside Directors

         The Israeli Companies Law requires Israeli companies with shares that have been offered to the public in or outside of Israel to appoint at least two outside directors. No person may be appointed as an outside director if the person or the person's relative, partner, employer or any entity under the person's control has or had, on or within the two years preceding the date of the person's appointment to serve as outside director, any affiliation with the company or any entity controlling, controlled by or under common control with the company. The term affiliation includes:

          o    an employment relationship;

          o a business or professional relationship maintained on a regular basis;

          o    control; and

          o    service as an officer holder.

         No person may serve as an outside director if the person's position or other activities create, or may create, a conflict of interest with the person's responsibilities as an outside director or may otherwise interfere with the person's ability to serve as an outside director. If, at the time outside directors are to be appointed, all current members of the Board of Directors are of the same gender, then at least one outside director must be of the other gender.

         Outside directors are elected by shareholders. The shareholders voting in favor of their election must include at least one-third of the shares of the non-controlling shareholders of the company who are present at the meeting. This minority approval requirement need not be met if the total shareholdings of those non-controlling shareholders who vote against their election represent 1% or less of all of the voting rights in the company. Outside directors serve for a three-year term, which may be renewed for only one additional three-year term. Outside directors can be removed from office only by the same special percentage of shareholders as can elect them, or by a court, and then only if the outside directors cease to meet the statutory qualifications with respect to their appointment or if they violate their duty of loyalty to the company.

         Any committee of the board of directors must include at least one outside director and the audit committee must include all of the outside directors. An outside director is entitled to compensation as provided in regulations adopted under the Companies Law and is otherwise prohibited from receiving any other compensation, directly or indirectly, in connection with such service.

         In addition, the Nasdaq Stock Market requires us to have at least three independent directors on our Board of Directors and to establish an audit committee, at least a majority of whose members are independent of management. Our current audit committee complies with the Nasdaq rules.

Audit Committee

         Our audit committee currently is composed of Dan Goldstein, Liora Katzenstein and Efraim Wachtel. It is currently contemplated that the audit committee will meet at least two times each year. The responsibilities of the audit committee include: (i) examining the manner in which management ensures and monitors the adequacy of the nature, extent and effectiveness of accounting and internal control systems; (ii) reviewing prior to publication the statutory accounts and other published financial statements and information; (iii) monitoring relationships with our independent auditors, ensuring that there are no restrictions on the scope of the statutory audit, making recommendations on the auditors appointment and dismissal, and reviewing the activities, findings, conclusions and recommendations of the independent auditors; (iv) reviewing arrangements established by management for compliance with regulatory and financial reporting requirements; (v) reviewing the scope and nature of the work of the internal auditing unit.; and (vi) approval of related party transactions under the Companies Law.

         The Audit Committee is authorized generally to investigate any matter within the scope of its responsibilities and has the power to obtain from the internal auditing unit, our independent auditors or any other officer or employee any information that is relevant to such investigations.

Other Committees

         In addition to our audit committee, our board of directors has established an option and compensation committee and an executive committee.

         Our option and compensation committee, whose members are Zohar Zisapel, Efraim Wachtel and Gadi Tamari, administers our consultants option plan and sets the annual compensation for Gadi Tamari, our chief executive officer. Our executive committee, whose members are Zohar Zisapel, Dan Goldstein, Gadi Tamari and Ami Amir, is responsible for managing our daily operations and acting on behalf of our board of directors in exigent circumstances.

Internal Audit

         The Israeli Companies Law also requires the board of directors of a public company to appoint an internal auditor nominated by the audit committee. A person who does not satisfy the Companies Law's independence requirements may not be appointed as an internal auditor. The role of the internal auditor is to examine, among other things, the compliance of the company's conduct with applicable law and orderly business practice. Our internal auditor complies with the requirements of the Companies Law. Our Internal Auditor is currently Mr. Gideon Duvshani, C.P.A. of Schwartz, Lerner, Duvshani & Co.

Approval of Related Party Transactions Under Israeli Law

         The Companies Law codifies the fiduciary duties that "office holders", including directors and executive officers, owe to a company. An "office holder" is defined in the Companies Law as a director, general manager, chief business manager, deputy general manager, vice general manager, other manager directly subordinate to the managing director or any other person assuming the responsibilities of any of the foregoing positions without regard to such person's title. An office holder's fiduciary duties consist of a duty of care and a duty of loyalty. The duty of care requires an office holder to act at a level of care that a reasonable office holder in the same position would employ under the same circumstances. This includes the duty to utilize reasonable means to obtain (i) information regarding the appropriateness of a given action brought for his approval or performed by him by virtue of his position and (ii) all other information of importance pertaining to the foregoing actions. The duty of loyalty includes avoiding any conflict of interest between the office holder's position in the company and his personal affairs, avoiding any competition with the company, avoiding exploiting any business opportunity of the company in order to receive personal gain for the office holder or others, and disclosing to the company any information or documents relating to the company's affairs which the office holder has received due to his position as an office holder. Each person identified as a director or executive officer in the first table in the section is an office holder. Under the Companies Law, all arrangements as to compensation of office holders who are not directors require approval of our Board of Directors, and the compensation of office holders who are directors must be approved by our Audit Committee, Board of Directors and shareholders.

         The Companies Law requires that an office holder promptly disclose any personal interest that he or she may have and all related material information known to him or her, in connection with any existing or proposed transaction by us. In addition, if the transaction is an extraordinary transaction, that is, a transaction other than in the ordinary course of business, other than on market terms, or likely to have a material impact on the company's profitability, assets or liabilities, the office holder must also disclose any personal interest held by the office holder's spouse, siblings, parents, grandparents, descendants, spouse's descendants and the spouses of any of the foregoing, or by any corporation in which the office holder or a relative is a 5% or greater shareholder, director or general manager or in which he or she has the right to appoint at least one director or the general manager. Some transactions, actions and arrangements involving an office holder (or a third party in which an office holder has an interest) must be approved by the board of directors or as otherwise provided for in a company's articles of association, as not being adverse to the company's interest. In some cases, such a transaction must be approved by the audit committee and by the board of directors itself (with further shareholder approval required in the case of extraordinary transactions). An office holder who has a personal interest in a matter, which is considered at a meeting of the board of directors or the audit committee, may not be present during the board of directors or audit committee discussions and may not vote on this matter, unless the majority of the members of the board or the audit committee have a personal interest, as the case may be.

         The Companies Law also provides that some transactions between a public company and a controlling shareholder, or transactions in which a controlling shareholder of the company has a personal interest but which are between a public company and another entity, require the approval of the board of directors and of the shareholders. Moreover, an extraordinary transaction with a controlling shareholder or the terms of compensation of a controlling shareholder must be approved by the audit committee, the board of directors and shareholders. The shareholder approval for an extraordinary transaction must include at least one-third of the shareholders who have no personal interest in the transaction and are present at the meeting. The transaction can be approved by shareholders without this one-third approval, if the total shareholdings of those shareholders who have no personal interest and voted against the transaction do not represent more than one percent of the voting rights in the company. In addition, a private placement of securities that will increase the relative holdings of a shareholder that holds 5% or more of the company's outstanding share capital or that will cause any person to become, as a result of the issuance, a holder of more than five percent of the company's outstanding share capital, requires approval by the board of directors and the shareholders of the company. The Companies Law provides that an acquisition of shares in a public company must be made by means of a tender offer if as a result of the acquisition the purchaser would become a 25% shareholder of the company. This rule does not apply if there is already another 25% shareholder of the company. Similarly, the Companies Law provides that an acquisition of shares in a public company must be made by means of a tender offer if as a result of the acquisition the purchaser would become a 45% shareholder of the company, unless there is a 50% shareholder of the company. Regulations under the Companies Law provide that the Companies Law's tender offer rules do not apply to a company whose shares are publicly traded outside of Israel, if pursuant to the applicable foreign securities laws and stock exchange rules there is a restriction on the acquisition of any level of control of the company, or if the acquisition of any level of control of the company requires the purchaser to make a tender offer to the public shareholders.

Indemnification of Directors and Officers

         The Companies Law provides that an Israeli company cannot exculpate an office holder from liability with respect to a breach of his duty of loyalty, but may exculpate in advance an office holder from his liability to the company, in whole or in part, with respect to a breach of his duty of care. Our Articles of Association provide that, subject to any restrictions imposed by the Companies Law, we may enter into a contract for the insurance of the liability of any of our office holders with respect to:

          o    a breach of his duty of care to us or to another person;

          o a breach of his duty of loyalty to us, provided that the office holder acted in good faith and had reasonable cause to assume that his act would not prejudice our interests; or

a financial liability imposed upon him in favor of another person in respect of an act performed by him in his capacity as an office holder. In addition, we may indemnify an office holder against:

          o a financial liability imposed on him in favor of another person by any judgment, including a settlement or an arbitrator's award approved by a court in respect of an act performed in his capacity as an office holder; and

          o reasonable litigation expenses, including attorneys' fees, expended by such office holder or charged to him by a court, in proceedings we institute against him or instituted on our behalf or by another person, or in a criminal charge from which he was acquitted, all in respect of an act performed in his capacity as an office holder.

         These provisions are specifically limited in their scope by the Israeli Companies Law, which provides that a company may not indemnify an office holder, nor enter into an insurance contract that would provide coverage for any monetary liability incurred as a result of any of the following:

          o a breach by the office holder of his duty of loyalty unless the office holder acted in good faith and had a reasonable basis to believe that the act would not prejudice the company;

          o a breach by the office holder of his duty of care if such breach was done intentionally or in disregard of the circumstances of the breach or its consequences;

          o any act or omission done with the intent to derive an illegal personal benefit; or

          o any fine levied against the office holder as a result of a criminal offense.

         Under the Companies Law, our shareholders may amend our Articles of Association to include either of the following provisions:

          o Prospectively undertake to indemnify an office holder of the company, provided that the undertaking is limited to types of events which our board of directors deems to be anticipated and limited to an amount determined by the board of directors to be reasonable under the circumstances.

          o    Retroactively indemnify an office holder of the company.

         In addition, pursuant to the Companies Law, indemnification of, and procurement of insurance coverage for, our office holders must be approved by our Audit Committee and our Board of Directors and, in specified circumstances, by our shareholders.

         We have agreed to indemnify our office holders to the fullest extent permitted under the Companies Law. We have obtained directors and officers liability insurance for the benefit of our office holders.

Item 11. Executive Compensation

         The following table sets forth information concerning the total compensation paid to our executive officers whose total salary in fiscal 2001 totaled $100,000 or more:

                                    Salaries, fees,     Pension, retirement and
                                    commissions and     other similar benefits
Name and Principal Position             bonuses
-----------------------------       ---------------     -----------------------
All 9 officers and directors
  as a group                            461,646                   51,204


         The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than 10% of each officer's salary for such year.

1996 Stock Option Plan

         In April 1996, we adopted our key employee share incentive plan. Employees of RADVISION and its subsidiaries of or affiliates of RADVISION belonging to the RAD-BYNET group are eligible to participate in the plan. Options granted under this plan are for a term of sixty-two months from the date of the grant of the option. The following table presents option grant information for this plan as of January 31, 2002:



 Ordinary shares reserved                Options               Weighted average
     for option grants                   granted                exercise price
 ------------------------               ---------              ----------------
         3,163,523                      3,100,223                   $2.86


         The 3,163,523 ordinary shares indicated in the table as having been reserved for option grants reflect the total number of ordinary shares reserved for grants under this plan and our consultants option plan in the aggregate. We intend to grant further options under this plan to our executive officers and employees.

Plan Administration

         The share incentive committee of our board of directors administers the plan subject to Board Ratification. Under the plan, the committee has the authority to recommend to the Board:

          o    the persons to whom options are granted;

          o    the number of shares underlying each option award;

          o    the time or times at which the award shall be made;

          o the exercise price, vesting schedule and conditions under which the options may be exercised; and

          o any other matter necessary or desirable for the administration of the plan.

Option Trust

         Under the plan, all options, or shares issued upon exercise of options, are held in trust and registered in the name of a trustee selected by the share incentive committee. The trustee may not release the options or ordinary shares to the beneficiaries of these options or shares before the second anniversary of the registration of the options in the name of the trustee.

         During this period, voting rights attached to the ordinary shares issued upon exercise of the options may be exercised by the trustee.

Termination and Amendment

         Our board of directors may terminate or amend the plan, provided that any action by our board of directors which will alter or impair the rights of an option holder requires the prior consent of that option holder.

Consultants Option Plan

         In March 1999, we adopted our consultants option plan. Our employees and directors and consultants employed by us are eligible to participate in the plan. Options granted under the plan are for a term of sixty-two months from the date of grant of the option. The following table presents option grant information for this plan as of January 31, 2002:

          Ordinary shares                                      Weighted average
     reserved for option grants      Options granted            exercise price
     --------------------------      ---------------           ----------------
             3,163,523                   63,300                      $1.18

         The ordinary shares indicated in the table as having been reserved for option grants reflect the total number of ordinary shares reserved for grants under this plan and our key employee share incentive plan in the aggregate.

Plan Administration

         The option committee of our board of directors administers the plan, subject to Board ratification. Under the plan, the committee has the authority to recommend to the Board:

          o    the persons to whom options are granted;

          o    the number of shares underlying each option award;

          o    the time or times at which the award shall be made;

          o the exercise price, vesting schedule and conditions under which the options may be exercised; and

          o any other matter necessary or desirable for the administration of the plan.

Option Trust

         Under the plan, all options, or shares issued upon exercise of options, are held in trust and registered in the name of a trustee selected by the option committee. The plan provides that the trustee will empower Yehuda and Zohar Zisapel to exercise the voting rights attached to the ordinary shares issued upon exercise of the options.

Termination and Amendment

         Our board of directors may terminate or amend the plan, provided that any action by our board of directors which will alter or impair the rights of an option holder requires the prior consent of that option holder.

2000 Stock Option Plan

         Our 2000 Employee Stock Option Plan, or the 2000 Plan, currently authorizes the grant of options to purchase up to 3,009,052 ordinary shares. Employees and consultants of our company and its subsidiaries are eligible to participate in the 2000 Plan. The 2000 Plan also provides for the grant of options equal in the amount of up to 4% of our share capital, on a fully diluted basis, in each subsequent year following the year 2000 for issuance under the 2000 Stock Option Plan. An additional 894,945 ordinary shares were authorized for grant in 2001 based on 4% of our share capital at December 31, 2000 and an additional 887,630 ordinary shares were authorized for grant in 2002 based on 4% of our share capital at December 31, 2001. Options, which are canceled or not exercised within the option period will become available for future grants. Awards under the 2000 Plan may be granted in the form of incentive stock options as provided in Section 422 of the U.S. Internal Revenue Code of 1986, as amended, non-qualified stock options, options granted pursuant to Section 102 of the Israeli Tax Ordinance and options granted pursuant to Section 3.(9) of the Israeli Tax Ordinance.

Plan Administration

         The option and compensation committee appointed by the Board of Directors administers the 2000 Plan, subject to Board ratification. Subject to the provisions of the 2000 Plan and applicable law, the option and compensation committee has the authority to recommend to the Board:

          o    the persons to whom such awards are granted;

          o the form, terms and conditions of the written stock option agreement evidencing the option, including the type of option and the number of shares to which it pertains, the option price, the option period and its vesting schedule, and exercisability of the option in special cases (such as death, retirement, disability and change of control); and

          o the form and provisions of the notice of exercise and payment of the option.

         Subject to the provisions of the 2000 Plan and applicable law, the Board has the authority to:

          o nominate a trustee for options issued under Section 102 of the Israeli Tax Ordinance;

          o adjust any or all of the number and type of shares that thereafter may be made the subject of options, the number and type of shares subject to outstanding options, and the grant or exercise price with respect to any option, or, if deemed appropriate, make provision for a cash payment to the holder of any outstanding option in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the 2000 Plan in the event of any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities;

          o    interpret the provisions of the 2000 Plan; and

          o prescribe, amend, and rescind rules and regulations relating to the 2000 Plan or any award thereunder as it may deem necessary or advisable.

         Neither the Board of Directors nor the option and compensation committee may, without the consent of the optionee, alter or in any way impair the rights of such optionee under any award previously granted. Neither the termination of the 2000 Plan nor the change of control of our company, except to the extent provided in the 2000 Plan, will affect any option previously granted.

         The option price per share may not be less than 100% of the fair market value of such share on the date of the award; provided, however, that in the case of an award of an incentive stock option made to a 10% owner, the option price per share may not be less than 110% of the fair market value (as such term is defined in the 2000 Plan) of such share on the date of the award.

         An option may not be exercisable after the expiration of ten (10) years from the date of its award. No option may be exercised after the expiration of its term. In the case of an award of incentive stock options made to a 10% owner, such options may not be exercisable after the expiration of five (5) years from its date of award.

         Options are not assignable or transferable by the optionee, other than by will or the laws of descent and distribution, and may be exercised during the lifetime of the optionee only by the optionee or his or her guardian or legal representative; provided, however, that during the optionee's lifetime, the optionee may, with the consent of the option and compensation committee transfer without consideration all or any portion of his options to members of the optionee's immediate family (as defined in the 2000 Plan), a trust established for the exclusive benefit of members of the optionee's immediate family, or a limited liability company in which all members are members of the optionee's immediate family.

         The following table presents option grant information for this plan as of January 31, 2002:

          Ordinary shares                                      Range of exercise
     reserved for option grants      Options granted                prices
     --------------------------      ---------------           -----------------
             3,009,052                  2,066,193               $4.70 - $28.00

Exercise of options during 2001

         During the year ended December 31, 2001, we issued 744,706 ordinary shares, par value NIS 0.1 per share each, at an average exercise price of $1.31 per share to employees and consultants as a result of the exercise of stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information, as of the date of this annual report, regarding the beneficial ownership by all shareholders known to us to own beneficially more than 5% of our ordinary shares. The voting rights of our major shareholders do not differ from the voting rights of other holders of our ordinary shares. However, concurrent with our initial public offering in March 2000, certain of our shareholders entered into a voting agreement. As a result, such shareholders may be able to exercise control with respect to the election of directors.

                                         Number of ordinary        Percentage of
                                         shares beneficially        outstanding
                                              owned (1)              ordinary
Name                                                                shares (2)
----------------------------------------- ------------------       -------------
Yehuda Zisapel (3).......................     1,964,561              10.87%
Zohar Zisapel (4)........................     2,028,041              11.22%
Siemens Venture Capital GmbH (5).........     1,625,228               8.99%
Samsung entities (6).....................     1,000,000               5.53%
Morgan Stanley Dean Witter & Co. (7).....     1,695,826               9.38%
Morgan Stanley Dean Witter Investment
   Management Inc. (7)...................     1,695,826               9.38%
The Baupost Group, L.L.C. (8)............     1,360,475               7.53%

--------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares relating to options currently exercisable or exercisable within 60 days of the date of this annual report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) The percentages shown are based on 18,071,559 ordinary shares issued and outstanding as of March 11, 2002.

(3) Includes 477,213 ordinary shares owned of record by Rad Data Communications Ltd.

(4) Includes 477,213 ordinary shares owned of record by Rad Data Communications Ltd., 310,856 ordinary shares owned of record by Michael and Klil Holdings (93) Ltd., and 306,456 ordinary shares owned of record by Lomsha Ltd.

(5) The address of Siemens Venture Capital GmbH is Baierbrunner Str. 23, 81379, Munich, Germany.

(6) The address of Samsung Electro-Mechanics Co. Ltd. is 314 Maetan 3-Dong, Paldal-Gu, Suwon, Kyunggi-D, Korea 442-743. The address of Samsung Venture Investment Corporation is Samsung Yeok Sam Bldg. 647-9, Yeok Sam-Dong, Kang Nam-Gu, Korea 135-080.

(7)      Based solely upon, and qualified in its entirety with reference to, a
         Schedule 13G filed with the Securities and Exchange Commission on February 8, 2002.

(8)      Based solely upon, and qualified in its entirety with reference to, a
         Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002.


Directors and Executive Officers

         The following table and the footnotes thereto contain information concerning the beneficial ownership of our ordinary shares by each director and executive officer of our company and by all of our directors and executive officers of the as a group including currently exercisable stock options.

                                   Number of ordinary  Percentage of outstanding
Name                               shares              ordinary shares (1)
------------------------------     ------------------  -------------------------
All directors and executive
officers as a group (9 persons)..  2,252,294               12.46%

-------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares relating to options currently exercisable or exercisable within 60 days of the date of this annual report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) The percentage of ordinary shares for each person and the group shown in this table is based on the 18,071,559 ordinary shares outstanding on March 11, 2002. Each shareholding is less than 1% except as indicated.

Certain Relationships and Related Transactions

The RAD-BYNET Group

         Zohar Zisapel our chairman and Yehuda Zisapel, our former director and chairman, are principal shareholders of our company. Individually or together, they are also directors and principal shareholders of several other companies which, together with us and the other subsidiaries and affiliates, are known as the RAD-BYNET group. These corporations include:

AB-NET Ltd.                            Axerra Networks Inc.           RADView Software Ltd.
BYNET Data Communications Ltd.         RADCOM Ltd.                    RADWARE Ltd.
BYNET Electronics Ltd.                 RAD Data Communications        RADWIN Ltd.
BYNET SEMECH Ltd.                      RADLAN Computer                RIT Technologies Ltd.
BYNET Systems Applications Ltd.          Communications Ltd.          RND Operation Services Ltd.
BYNET Personal Computers Ltd.                                         Sanrad Inc.
Ceragon Networks Ltd.                                                 SILICOM Ltd.
Modules INC.                                                          WISAIR Inc.
                                                                      RADREAL Ltd.

         In addition to engaging in other businesses, members of the RAD-BYNET group are actively engaged in designing, manufacturing, marketing and supporting data communications products, none of which currently compete with our products. Some of the products of members of the RAD-BYNET group are complementary to, and may be used in connection with, our products.

         Members of the RAD-BYNET group provide us with human resource and administrative services, and we reimburse each company for its costs in providing these services. The aggregate amount of these reimbursements was approximately $196,000, $272,000 and $107,000 in 1999, 2000 and 2001,
respectively.

Agreement with  Axerra Ltd. (formally named IP RAD Ltd)

         In September 2000, we entered into an agreement to license our MGCP MG software to Axerra Ltd., an affiliated company controlled by Yehuda and Zohar Zisapel and a member of the RAD-BYNET group. The agreement, which was based on our standard form, provides for an aggregate fee of $80,000. This fee includes maintenance and support services for one year. In addition, the agreement provides that Axerra has an option to extend the maintenance and support services for additional annual periods.

Lease Arrangements

         We lease from RAD Data Communications, an affiliated company controlled by Yehuda Zisapel and Zohar Zisapel and a member of the RAD-BYNET group, approximately 11,000 square feet of office space for our facility in New Jersey, for a monthly rent of approximately $8,800. The lease terminates in May 2002. The monthly rent payments include a 15% intra-group discount.

Supply Arrangement

         We purchase from RAD Data Communications components which we integrate into our multimedia RADVISION products. The aggregate purchase price of these components was approximately $798,000 for the year ended December 31, 2000, and $ 114,000 for the year ended December 31, 2001.

         We generally ascertain the market prices for goods and services that can be obtained at arms' length from unaffiliated third parties before entering into any transaction with a member of the RAD-BYNET group for those goods and services. In addition, all of our transactions to date with members of the RAD-BYNET group were approved unanimously by our shareholders. As a result, we believe that the terms of the transactions in which we have engaged and are currently engaged with other members of the RAD-BYNET group are beneficial to us and no less favorable to us than terms which might be available to us from unaffiliated third parties. Any future transactions and arrangements with entities, including other members of the RAD-BYNET group, in which our office holders have a personal interest will require approval by our audit committee, our board of directors and, if applicable, our shareholders.

Registration Rights

         In a private placement of our ordinary shares in April 1995, several of our shareholders were granted registration rights for their ordinary shares. We granted registration rights to Yehuda Zisapel, Zohar Zisapel, RAD Data Communications Ltd. and the employees' trust, as a group.

         This shareholder group as well as other groups who purchased our ordinary shares in the private placement, have the right to make a single demand for the registration of their ordinary shares outstanding at the time of our public offering in March 2000 provided that:

          o the shareholder group owns at least 2% of our outstanding share capital; and

          o the demand covers shares representing a market value of at least $3 million and does not include shares which may be sold without restriction within three months from the date of the demand.

         The shareholders' rights will be exercisable at any time commencing on March 13, 2001 and for a period of three years thereafter. In addition, each of the investors in the April 1995 private placement has the right to have its ordinary shares included in some of our registration statements, provided that the shareholder owns at least 2% of our outstanding share capital at the time it exercises this right.

         In the private placement of our ordinary shares in September 1996, Intel Corporation was granted registration rights for their ordinary shares. The agreement provides for registration rights on the same terms and conditions as contained in the private placement agreements of April 1995.

         In the private placement of our preferred shares in May 1998, several of our shareholders were granted registration rights for the ordinary shares outstanding or to be issued upon conversion of their preferred shares, which represent 2,957,165 ordinary shares in the aggregate.

         The agreement provides that the purchasers of the preferred shares in May 1998, as a group, will have the right to make a demand on two occasions for the registration of their ordinary shares outstanding at the time of this offering, provided that:

          o the demand covers shares representing a market value of at least $3 million; and

          o the demand does not include shares which may be sold without restriction within three months from the date of the demand.

         The shareholders' rights will be exercisable at any time commencing on the first anniversary of the consummation of our public offering in March 2000 and for a period of three years thereafter or, in specified cases, for a period of five years. In addition, each of the investors in the May 1998 private placement has the right to have its ordinary shares included in some of our registration statements. The agreement also provides that if subsequent investors in RADVISION are granted more favorable terms concerning demand or other registration rights, each of the investors will be granted identical rights, for so long as they own at least 5% of our outstanding shares at that time.

Voting Agreement

         Upon the completion of the private placement which took place contemporaneously with our March 2000 initial public offering, Siemens and some of our existing shareholders, including our current chairman of the board, our former chief executive officer, the Evergreen Group, Clal Venture Capital Fund LP and Yehuda Zisapel, entered into a voting agreement. The voting agreement provided that, in the election of our directors, the shareholders party to the agreement will nominate and vote for a nominee of Siemens to serve as a director and as many other nominees as the other shareholders party to the agreement shall unanimously propose to serve as directors. However, the number of directors that the other shareholders propose to serve as directors shall at a minimum be equal to the number of directors which these shareholders have appointed to the board prior to March 2000. If all directors, except for one director, decide that the continuation of a director on our board may damage our business prospects, then the director shall be removed from our board.

         The voting agreement expires in March 2003, except that it will be automatically extended for two additional one-year periods, unless any of the parties to the agreement notifies each of the other parties 60 days before the expiration date of the then current term that such party wishes to terminate the agreement. 4,872,337 ordinary shares, representing approximately 26.91% of the outstanding shares, are currently subject to the voting agreement.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.


(a)(2) Index to Financial Statement Schedules


Schedule II--Valuation and qualifying accounts (years ended December 31, 2000, 1999 and 1998).

(a)(3) See Exhibits below for all Exhibits being filed or incorporated by reference herein.

    Exhibit    Description
    -------    -----------

     *3.1      Memorandum of Association of the Registrant

     *3.2      Articles of Association of the Registrant

     *4.1      Form of Ordinary Share Certificate

     *4.2 Agreement, dated as of April 14, 1995, by and among Registrant, RAD Data Communications Ltd. and Yehuda Zisapel and Zohar Zisapel

     *4.3 Agreement, dated as of April 18, 1995, by and among Registrant, Clal Venture Capital Fund LP and Yehuda Zisapel and Zohar Zisapel

     *4.4 Agreement, dated as of April 18, 1995, by and among Registrant, Lannet Data Communications Ltd. and Yehuda Zisapel and Zohar Zisapel

     *4.5 Agreement, dated as of April 19, 1995, by and among Registrant, ECI Telecom Ltd. and Yehuda Zisapel and Zohar Zisapel

     *4.6 Agreement, dated as of April 24, 1995, by and among Registrant, Zohar Gilon, Avraham Neuman, Yair Tauman and W.S.P. Capital Investment Ltd., and Yehuda Zisapel and Zohar Zisapel

     *4.7 Agreement, dated as of April 26, 1995, by and among Registrant, Lerosh Investments Ltd., Gevahim Investments House Limited Ltd., Yoav Chelouche, Permal Emerging Growth V Ltd., Maritime--Julex Investment Ltd., Shraga Blazer and Eli Luz and Yehuda Zisapel and Zohar Zisapel

     *4.8 Agreement, dated as of April 27, 1995, by and among Registrant, Finovelec, Factory Systemes, Houston Venture Partners, Ltd. and Yehuda Zisapel and Zohar Zisapel

     *4.9 Agreement, dated September 12, 1996, by and among Registrant and Intel Corporation, as amended

     *4.10     Agreement,  dated  May  12,  1998,  by  and  among   Registrant,
               Evergreen Canada Israel Management Ltd., IJT Technologies Ltd., Periscope I Fund Israeli Partnership, Dovrat Shrem Trust Company Ltd., Rubin Gruber, C.E. Unterberg, Towbin LLC, C.E. Unterberg, Towbin Private Equity Partners LP, C.E. Unterberg, Towbin Private Equity Partners CV, C.E. Unterberg, Private Profit Sharing Plan FBO Alex Bernstein and Steimatzsky Ltd.

     10.1      Form of 2000 Employee Stock Option Plan

    *10.2      Key Employee Share Incentive Plan, as amended

    *10.3      Consultant Option Plan, as amended

    *10.4 License Agreement, dated January 13, 1999, between Registrant and RADCOM Ltd.

    *10.5 Lease Agreement, dated May 12, 1997, between RADVISION Inc. and RAD Data Communications Inc., as amended

   **10.6 Lease Agreement, dated January 19, 2001, between Zohar Zisapel Properties, Inc., Yehuda Zisapel Properties, Inc. and RADVISION Inc.

     11        Statements re computation of Per Share Earnings.

     21        Subsidiaries of RADVISION Ltd.

     23 Consent of Luboshitz Kasierer, Arthur Andersen, with respect to the Registration Statements on Form S-8.

         -------------------

* Incorporated by reference to our registration statement on Form F-1, registration number 333-30916, as amended, filed with the Securities and Exchange Commission.

**   Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.


(b)      Reports on Form 8-K.

         No report on Form 8-K was filed during the fourth quarter of 2001.


                         RADVISION Ltd. and Subsidiaries
                 Schedule II--Valuation and Qualifying Accounts

Column A                                Column B                   Column C                   Column D        Column E
--------                               -----------     -------------------------------      ------------    ------------
                                                                  Additions
                                        Balance at     Charged to                                            Balance at
                                        beginning      costs and          Charged to                             end
Description                             of period       expenses        other accounts       Deductions       of period
-----------                             ---------      ----------       --------------       -----------     -----------
Year ended December 31, 2001:
Allowance for doubtful accounts........ $577,000       $549,000                                              $1,126,000
                                        ========                                                             ==========
Year ended December 31, 2000:
Allowance for doubtful accounts........  225,000        352,000                                                 577,000
                                        ========                                                             ==========
Year ended December 31, 1999:
Allowance for doubtful accounts........   73,000        152,000                                                 225,000
                                        ========                                                             ==========


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2002

                                   RADVISION LTD.


                                   By:  /s/Gadi Tamari
                                        --------------
                                           Gadi Tamari
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                   By:  /s/David Seligman
                                        -----------------
                                           David Seligman
                                           Chief Financial Officer
                                          (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                           Dated: March 19, 2002

       Name                          Title
       ----                          -----

/s/Zohar Zisapel
--------------------
   Zohar Zisapel                Chairman of the Board of Directors

/s/Gadi Tamari
--------------------
   Gadi Tamari                  Chief Executive Officer, President and Director

/s/Ami Amir
--------------------            Director
   Ami Amir

/s/Dan Goldstein
--------------------
   Dan Goldstein                Director

/s/Efraim Wachtel
--------------------            Director
   Efraim Wachtel

/s/Andreas Mattes
--------------------            Director
   Andreas Mattes

/s/Liora Katzenstein
--------------------
   Liora Katzenstein            Director

                                 RADVISION LTD.




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001                F-3

Consolidated Statements of Operations for the years ended
  December 31,  1999, 2000 and 2001                                         F-4

Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 1999, 2000 and 2001                                    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001                                          F-6

Notes to the Consolidated Financial Statements                              F-7

                                                              Andersen
                                                              Luboshitz Kasierer





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and the Shareholders of
RADVISION Ltd.:
---------------


We have audited the accompanying consolidated balance sheets of RADVISION Ltd. (an Israeli corporation) and its subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RADVISION Ltd. and its subsidiaries as of December 31, 2000 and 2001, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                           /s/Luboshitz Kasierer
                                                              Luboshitz Kasierer
                                                              Arthur Andersen
Tel-Aviv, Israel
January 30, 2002

                                 RADVISION LTD.

                              CONSOLIDATED BALANCE SHEETS
                    In thousands of U.S. dollars, except share data

                                                                                 December 31,
                                                                          -----------------------
                                                              Note            2000          2001
                                                              ----        ---------     ---------
Current assets
  Cash and cash equivalents                                    (3)        $  41,617     $   6,717
  Short-term investments                                       (4)           39,550        52,785
  Trade receivables, net                                       (5)            7,025         5,078
  Other receivables and prepaid expenses                                      1,051         1,259
  Inventories                                                  (6)            4,956         1,884
                                                                              -----         -----
        Total current assets                                                 94,199        67,723
                                                                             ------        ------
Long-term investments                                          (4)           15,897        26,326
                                                                             ------        ------
Property and equipment, net                                    (7)            5,200         4,518
                                                                              -----         -----
Deposit with insurance companies                              (10)            1,055         1,200
                                                                              -----         -----
      Total assets                                                        $ 116,351     $  99,767
                                                                          =========     =========
Current liabilities
  Current maturities of long-term bank loans                              $      46     $      19
  Trade payables                                                              3,716           765
  Other payables and accrued expenses                          (8)           16,777        13,562
                                                                             ------        ------
      Total current liabilities                                              20,539        14,346
                                                                             ------        ------
Long-term liabilities
  Bank loans, net of current maturities                        (9)               19             -
  Accrued severance pay                                       (10)            1,448         1,872
                                                                              -----         -----
                                                                              1,467         1,872
                                                                              -----         -----
        Total liabilities                                                    22,006        16,218
                                                                             ------        ------
Commitments and contingencies                                 (11)

Shareholders' equity:                                         (12)
Ordinary shares of NIS 0.1 par value:
  Authorized - 24,984,470 shares as of December 31, 2001;
   Issued and outstanding - 19,144,984 and 19,889,690 shares
   as of December 31, 2000 and 2001                                             165           182
  Additional paid-in capital                                                103,849       104,209
  Deferred compensation                                                        (641)         (299)
  Accumulated deficit                                                        (9,028)      (10,640)
                                                                             ------       -------
                                                                             94,345        93,452
  Less cost of treasury stock - 1,585,446
    Ordinary shares of NIS 0.1 par value as of
    December 31, 2001 (2000 - none)                                               -         9,903
                                                                               ----         -----
      Total shareholders' equity                                             94,345        83,549
                                                                             ------        ------
      Total liabilities and shareholders' equity                         $  116,351     $  99,767
                                                                         ==========     =========

       /s/Gadi Tamari                          /s/David Seligman
       --------------                          -----------------
         GADI TAMARI                            DAVID SELIGMAN
   Chief Executive Officer                  Chief Financial Officer


Date of approval of financial statements:
January 30, 2002

     The accompanying notes form an integral part of these consolidated financial statements.

                                 RADVISION LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               In thousands of U.S. dollars, except per share data

                                                            For the year ended December 31,
                                                      ---------------------------------------
                                             Note         1999         2000          2001
                                             ----     -----------   -----------   -----------
Revenues                                     (13B)    $    17,550   $    45,911   $    46,227

Cost of revenues                                            2,853        11,446        10,362
                                                            -----        ------        ------
      Gross profit                                         14,697        34,465        35,865
                                                           ------        ------        ------
 Operating expenses
  Research and development expenses                         7,667        14,263        17,933
  Less - participation by the Chief
    Scientist of the Government of Israel                   1,097           353             -
                                                            -----           ---          ----
  Research and development expenses, net                    6,570        13,910        17,933

  Marketing and selling expenses, net        (14)           9,502        17,358        16,735

  General and administrative expenses                       1,426         3,458         4,438

  Restructuring costs                        (15)               -             -         3,023

  Repayment of future royalties
    to the Chief Scientist                                      -         3,666             -
                                                             ----         -----          ----
        Total operating expenses                           17,498        38,392        42,129
                                                           ------        ------        ------

Operating loss                                             (2,801)       (3,927)       (6,264)

Financing income, net                                         105         4,176         4,652
                                                             ----         -----         -----
      Net income (loss)                               $    (2,696)  $       249   $    (1,612)
                                                      ===========   ===========   ===========

Basic earnings (loss) per ordinary share     (2M)     $    (0.26)   $     0.014   $     $(0.09)
                                                      ==========    ===========   ============


Weighted average number of ordinary
  shares outstanding                                   10,538,395    17,174,453    18,943,014
                                                       ==========    ==========    ==========

Diluted earnings (loss) per ordinary share    (2M)    $     (0.26)       $0.013   $     (0.09)
                                                      ===========        ======   ===========

Weighted average number of shares                      10,538,395    19,873,222    18,943,014
                                                       ==========    ==========    ==========

     The accompanying notes form an integral part of these consolidated financial statements.

                                 RADVISION LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 In thousands of U.S. dollars, except share data



                                    Ordinary shares     Preferred shares   Additional
                                  ------------------    ----------------    paid-in      Deferred    Accumulated  Treasury    Total
                                   Shares     Amount    Shares    Amount    capital    compensation    deficit     stock
                                  ----------  ------  ----------  ------   ----------  ------------  -----------  --------  --------
Balance as of January 1, 1999     10,528,056   $ 17    2,957,165    $ 4    $ 12,088       $   (78)    $ (6,581)   $    -    $ 5,450
Ordinary shares issued               158,250    (*)            -      -         250             -            -         -        250
Deferred compensation                      -      -            -      -       1,467        (1,467)           -         -          -
Amortization of deferred
compensation                               -      -            -      -         (16)          493            -         -        477
Net loss                                   -      -            -      -           -             -       (2,696)        -     (2,696)
                                  ----------   ----   ----------    ---    --------       -------     --------    ------    --------
Balance as of January 1, 2000     10,686,306   $ 17    2,957,165    $ 4    $ 13,789       $(1,052)    $ (9,277)   $    -    $ 3,481
Ordinary shares issued             4,960,822    125            -      -      89,094(**)         -            -         -     89,219
Conversion of preferred shares     2,957,165      4   (2,957,165)    (4)          -             -            -         -          -
Cancellation of ordinary shares      (58,447)     -            -      -           -             -            -         -          -
Deferred compensation                      -      -            -      -         218          (218)           -         -          -
Options exercised                    599,138     19            -      -         780             -            -         -        799
Amortization of deferred
compensation                               -      -            -      -         (32)          629            -         -        597
Net income                                 -      -            -      -           -             -          249         -        249
                                  ----------   ----   ----------    ---    --------       -------     --------    ------    --------
Balance as of December 31, 2000   19,144,984   $165            -    $ -    $103,849       $  (641)    $ (9,028)  $     -    $94,345
Purchase of treasury stock        (1,585,446)     -            -      -           -             -            -    (9,903)    (9,903)
Options exercised                    744,706     17            -      -         924             -            -         -        941
Payment of issuance expenses               -      -            -      -        (550)            -            -         -       (550)
Amortization of deferred
compensation                               -      -            -      -         (14)          342            -         -        328
Net income                                 -      -            -      -           -             -       (1,612)        -     (1,612)
                                  ----------   ----   ----------    ---    --------       -------     --------    ------    --------
Balance as of December 31, 2001   18,304,244   $182            -    $ -    $104,209       $  (299)    $(10,640)  $(9,903)   $83,549
                                  ==========   ====   ==========    ===    ========       =======     ========   =======    ========


(*)  Less than one thousand.

(**) Net of issuance expenses of approximately $8,400.

     The accompanying notes form an integral part of these consolidated financial statements.
                                      F-5

                                 RADVISION LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          In thousands of U.S. dollars

                                                                       For the year ended December 31,
                                                                      ---------------------------------
                                                                        1999         2000        2001
                                                                      --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(2,696)    $    249    $ (1,612)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Income and expenses not affecting operating cash flows:
      Depreciation                                                        718        1,843       2,407
      Severance pay                                                       104          107         279
      Amortization of deferred compensation                               477          597         328
      Other                                                                20           34         174
     Changes in operating assets and liabilities:
      Decrease (increase) in trade receivables, net                      (647)      (3,810)      1,947
      Decrease (increase) in other receivables and prepaid expenses      (430)         465        (208)
      Decrease (increase) in inventories                               (1,561)      (2,522)      3,072
      Increase (decrease) in trade payables                             1,924        1,158      (2,951)
      Increase (decrease) in other payables and accrued expenses        3,529       10,443      (3,215)
                                                                        -----       ------      ------
     Net cash provided by operating activities                          1,438        8,564         221
                                                                        -----       ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in short-term investments                                        -      (39,550)    (13,235)
  Increase in long-term investments                                         -      (15,897)    (10,429)
  Purchase of property and equipment                                   (2,388)      (4,175)     (2,045)
  Proceeds from sale of property and equipment                             74          118         146
                                                                        -----        -----       -----
     Net cash used in investing activities                             (2,314)     (59,504)    (25,563)
                                                                       ------      -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of share capital                                               250       90,018         941
  Purchase of treasury stock                                                -            -      (9,903)
  Decrease in short-term credit                                           (11)           -           -
  Payment of issuance expenses                                              -            -        (550)
  Repayment of long-term bank loans                                       (63)         (66)        (46)
                                                                          ---        -----       -----
     Net cash provided by (used in) financing activities                  176       89,952      (9,558)
                                                                          ---       ------      ------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                            (700)      39,012     (34,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          3,305        2,605      41,617
                                                                        -----        -----      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 2,605     $ 41,617    $  6,717
                                                                      =======     ========    ========
CASH PAID DURING THE YEAR IN RESPECT OF INTEREST                      $    16     $      8    $      4
                                                                      =======     ========    ========
NON-CASH ACTIVITY                                                     $   200     $      -    $      -
                                                                      =======     ========    ========


     The accompanying notes form an integral part of these consolidated financial statements.
                                      F-6

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars


Note 1 - General

          RADVISION Ltd. (the "Company"), an Israeli corporation, designs, develops and supplies products and technology that enable real-time voice, video and data communications over packet networks, including the Internet and other networks based on the Internet protocol.

          The consolidated financial statements of the Company have been prepared in U.S. dollars, as the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar. All of the Company's sales are in U.S. dollars or are dollar-linked. Most purchases of materials and components and most marketing costs are denominated in U.S. dollars. Therefore, the functional currency of the Company is the U.S. dollar.

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

          -    Non-monetary items - at historical exchange rates.

          - Revenue and expense items - at the exchange rates in effect as of the date of recognition of those items, excluding depreciation and other items deriving from non-monetary items.

          All exchange gains and losses from the remeasurement mentioned above, which are immaterial for all periods presented, are reflected in the statement of operations. The representative rate of exchange at December 31, 2001 was U.S.$ 1.00 = NIS 4.416; and at December 31, 2000 and 1999 = NIS 4.041 and NIS 4.153, respectively.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars


Note 2 - Significant Accounting Policies

          The financial statements are prepared according to generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

          A.   Principles of Consolidation

               The financial statements include the accounts of the Company and its wholly-owned subsidiaries in the United States, Netherlands, United-Kingdom and Hong Kong. Material intercompany balances and transactions have been eliminated.

          B.   Cash and Cash Equivalents

               All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

          C.   Allowance for Doubtful Accounts

               Allowance for doubtful accounts is computed for specific debts the collectibility of which is doubtful based upon the Company's experience.

          D.   Investments

               The Company accounts for investments in debentures under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115, investments in debentures for which the Company has the positive intent and ability to hold to maturity, are reported at their amortized cost basis, which approximates their fair market value.

          E.   Inventories

               Inventories are stated at the lower of cost or market. Cost is determined by the moving average method.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars


Note 2 - Significant Accounting Policies (Cont.)

          F.   Property and Equipment

               Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to fifteen years.

          G.   Revenue Recognition

               Revenues from sales of products and technology are recognized in accordance with Statement of Position (SOP) 97-2, as amended by SOP 98-4, upon delivery, when collection is probable, the vendor's fee is fixed or determinable and persuasive evidence of an arrangement exists. Provided that all other elements of SOP 97-2 are met, revenues are recognized upon delivery, whether the customer is a distributor or the final end user. Revenues for maintenance and support services are deferred and recognized ratably over the service period.

               In accordance with SOP 97-2, revenues for multi-element arrangements, that is, sales of products or technology in conjunction with post-contract customer support services, are segregated. Revenues allocated to the delivered elements are recognized upon delivery, provided that the other elements of SOP 97-2 are satisfied. Revenues allocated to the undelivered elements (post-contract customer support services) are deferred and recognized ratably over the service period. The portion of the fee for multi-element arrangements allocated to the undelivered elements (post-contract customer support services) is based on vendor-specific objective evidence determined, in the case of post-contract customer support services, based on the annual renewal rate for such services actually charged to customers for years subsequent to the first year following sale. The remaining portion of the fee is allocated to the delivered elements based on the residual value method.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars

Note 2 - Significant Accounting Policies (Cont.)

          H.   Research and Development Costs

               Research and development costs, net of participations by the Government of Israel through the Ministry of Industry and Trade, Office of the Chief Scientist, are charged to operations as incurred.

               Software development costs are considered for capitalization when technological feasibility is established according to Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs incurred after achievement of technological feasibility in the process of software production have not been material. Therefore, the Company has not capitalized any of its research and development expenses and does not anticipate that its development process will differ materially in the future.

          I.   Advertising Costs

               Advertising costs are charged to expenses as incurred.

          J.   Income Taxes

               The Company accounts for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

          K.   Fair Value of Financial Instruments

               Unless   otherwise   noted,  the  carrying  amount  of  financial
               instruments approximates fair value.

          L.   Provision for Warranty Costs

               The Company  warranties  its products for a twelve month  period.
               Provision  for  warranty   costs  are  based  on  Company's  past
               experience.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars

Note 2 - Significant Accounting Policies (Cont.)

          M.   Basic and Diluted Net Earnings (Loss) Per Share

               Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income by the sum of the weighted average number of Ordinary shares outstanding, plus all additional Ordinary shares that would have been outstanding if potentially dilutive Ordinary shares had been issued. Options to purchase 2,667,251, 529,887 and 3,885,872 Ordinary shares were not included in the computation of years 1999, 2000 and 2001 diluted earnings (loss) per share because such options were considered anti-dilutive.

          N.   Share-based Compensation

               The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and the accounting rules in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", including the FASB Issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation on Interpretation of APB 25." Under APB 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The Company has provided the necessary pro forma disclosures as if the fair value method had been applied.

          O.   Use of Estimates

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars


Note 2 - Significant Accounting Policies (Cont.)

          P.   Derivative Financial Instruments

               Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS 133 had no material impact on reported earnings for the year ended December 31, 2001.

          Q.   Segment Reporting

               Effective January 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.

          R.   Recently Issued Accounting Pronouncements

               In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. All other intangible assets will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company believes that adoption of SFAS 141 and SFAS 142 will not have an effect on its financial statements.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars

Note 2 - Significant Accounting Policies (Cont.)

          R.   Recently Issued Accounting Pronouncements (Cont.)

               In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Although SFAS 144 supersedes SFAS 121, it retains the requirements of SFAS 121 regarding recognition of impairment loss for long-lived assets to be held and used (based on undiscounted cash flows) and resolves certain implementation issues. Also, the accounting model used in SFAS 121 for long-lived assets to be disposed of by sale (lower of carrying amount or fair value less cost to sell) is broadened by SFAS 144 to include discontinued operations and supersedes APB Opinion No. 30. Therefore, discontinued operations will no longer be measured on a net realizable value basis and future operating losses will no longer be recognized before they occur. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The Company believes that the adoption of SFAS 144 will not have an effect on its financial statements.


Note 3 - Cash and Cash Equivalents

                                                                 December 31,
                                                             ------------------
                                                               2000       2001
                                                             -------     ------

         Cash in banks, primarily in U.S. dollars            $ 5,004     $1,835
         Bank deposits in U.S. dollars, bearing
           annual interest rate of approximately 2.0%         36,151     $4,882
         Bank deposits in NIS                                    462          -
                                                             -------     ------
                                                             $41,617     $6,717
                                                             =======     ======

         The interest rates are as of December 31, 2001.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars


Note 4 - Short-Term and Long-Term Investments

                                                              December 31,
                                                          ---------------------
                                                           2000           2001
                                                          -------       -------

         Bank deposits in U.S. dollars bearing            $12,208       $28,396
           annual interest rate of approximately 3.4%
         Marketable debentures, bearing annual
           interest of approximately 5.8%                  27,342        24,389
                                                           ------        ------
                                                          $39,550       $52,785
                                                          =======       =======

          Marketable debentures in the amount of $24,304 that mature later than December 31, 2002, bearing annual interest of 4.7%, as well as a bank deposit in the amount of $2,022 bearing annual interest of 3.9%, are presented as long-term investments.

          The interest rates are as of December 31, 2001.


Note 5 - Trade Receivables, Net

          Trade receivables are presented net of allowance for doubtful accounts in the amount of $577 and $1,126 as of December 31, 2000 and 2001, respectively. The Company generally provides customers with a thirty to sixty day post-sale acceptance period, during which customers can return products for a full refund. Historically, returns during this period have been negligible.


Note 6 - Inventories

                                                   December 31,
                                               -------------------
                                                2000          2001
                                               ------       ------

           Materials and components            $2,377       $  991
           Work-in-process                        610          391
           Finished products                    1,969          502
                                                -----        -----
                                               $4,956       $1,884
                                               ======       ======

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars


Note 7 - Property and Equipment, net

                                                             December 31,
                                                          ------------------
                                                          2000          2001
                                                         ------       -------

           COST
             Research and development equipment          $2,695       $3,250
             Motor vehicles                               1,090        1,001
             Manufacturing equipment                        280          401
             Office furniture, equipment and
              leasehold improvements                      4,288        5,268
                                                          -----        -----
                                                         $8,353       $9,920
                                                         ------       ------
           ACCUMULATED DEPRECIATION
             Research and development equipment          $1,232       $2,024
             Motor vehicles                                 242          371
             Manufacturing equipment                        169          190
             Office furniture, equipment and
              leasehold improvements                      1,510        2,817
                                                          -----        -----
                                                          3,153        5,402
                                                          -----        -----
           NET BOOK VALUE                                $5,200       $4,518
                                                         ======       ======


          For the years ended December 31, 1999, 2000 and 2001, depreciation expense was $718, $1,843 and $2,407, respectively.

          The Company's property and equipment are primarily located in Israel.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars


Note 8 - Other Payables and Accrued Expenses

                                                            December 31,
                                                       ---------------------
                                                         2000          2001
                                                       -------       -------

           Deferred income                             $10,298       $ 3,491
           Employees and employee institutions (*)       2,345         2,369
           Accrued royalties                               411           670
           Tax withholding payable                         310           284
           Accrued expenses                              3,413         6,748
                                                         -----         -----
                                                       $16,777       $13,562
                                                       =======       =======


          (*) Employees and employee institutions include salaries, bonuses and employee institutions payable. The employee institutions include amounts deducted from employees payroll for December 2000 and 2001, respectively for educational funds and insurance policies funds. For the years ended December 31, 1999, 2000 and 2001 educational funds expenses were $233, $547 and $703 and insurance policies funds expenses were $410, $375 and $469.


Note 9 - Long-term Bank Loans

                                                         December 31,
                                                         ------------
                                                         2000    2001
                                                         ----    ----

           Loans linked to the U.S. dollar               $65     $19
           Less - current maturities                      46      19
                                                          --      --
                                                         $19     $ -
                                                         ===     ===

          The loans bear an annual interest rate of LIBOR plus 1%.

          As of December 31, 2001, the company had an unused line of credit in the amount of $2,500.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars


Note 10 - Accrued Severance Pay

          Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. The Company's severance pay liability to its employees, which is calculated on the basis of the salary of each employee for the last month of the reported period multiplied by the years of the employee's employment, is reflected in the Company's balance sheet on the accrual basis, and is partially funded by purchase of insurance policies in the name of the Company. The severance pay expense for the years ended December 31, 1999, 2000 and 2001 amounted to $365, $606 and $840, respectively.

Note 11 - Commitments and Contingencies

          A. In connection with its marketing activities, the Company received in prior years participation payments from the Government of Israel - Fund for the Encouragement of Marketing Activities in the total amount of approximately $686. In return for the participation payments, the Company is committed to pay royalties at a rate of 3% of the Company's total increase in export sales, from the end of the second year of implementation of the marketing plan until the date at which the participation has been fully repaid. The Company's total commitment for royalties payable with respect to future sales, based on Government of Israel participations received or accrued, net of royalties paid or accrued, totaled approximately $15 as of December 31, 2001.

          B. In connection with its research and development, the Company received and accrued participation payments from the Israel U.S. Binational Industrial Research and Development Foundation (BIRDF), in the total amount of approximately $188. In return for the participation, the Company is committed to pay royalties at a rate of 2.5% of proceeds from the first year's sales and 5% of the proceeds from the succeeding years' sales, up to the amount of the grant. Once the amount of the grant has been repaid, royalties will be payable at the rate of 2.5% of proceeds, until additional royalties equal to one half of the grant amount have been repaid. The Company's total commitment for royalties payable with respect to future sales, based on BIRDF participations received or accrued, net of royalties paid or accrued, totaled approximately $276 as of December 31, 2001.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          In thousands of U.S. dollars


Note 11 - Commitments and Contingencies (Cont.)

          C. The Company and its subsidiaries operate from leased premises in Israel, United States, China, United Kingdom and Hong Kong. Lease agreements expire in May 2002 through June 2005 (some with renewal options). Annual minimum future rental payments due under the above agreements, at the exchange rate in effect on December 31, 2001, are approximately as follows:

                2002                                      $1,544
                2003                                       1,366
                2004                                       1,356
                2005                                         678
                                                           -----
                                                          $4,944
                                                          ======


               For the years ended December 31, 1999, 2000 and 2001, rental expense was $528, $1,015 and $1,424, respectively.


          D. The Company is committed to pay royalties to two third parties for the integration of these third parties' technologies into the Company's products. Royalties are payable based on the sales volume of these products, for as long as the Company uses these technologies, without limit on the amount of royalties payable.

               The rates of royalties to one of the third parties are based on a fixed amount per product sold by the Company in the range of $1.00 to $5.00 per unit sold. The agreements pursuant to which the royalties are payable have no expiration date. Annual minimum future royalty payments are approximately as follows:

                 2002                                       $25
                 2003                                        25
                 2004                                        25
                                                             --
                                                            $75
                                                            ===


               The rates of royalties to the other third party are comprised of:

               (i) royalties based on a fixed amount per certain product sold by the Company in the range of $20.00 to $48.00 per unit sold, and;

               (ii) a minimum  royalty  payment  in the amount of $85 to be paid until the earlier of May, 2005, or the completion of an aggregate sales volume of 600 units of another product.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          In thousands of U.S. dollars, except share and per share data

Note 11 - Commitments and Contingencies (Cont.)

          E. In 1998, a third party sent correspondence to the Company's affiliate alleging that some products manufactured by the Company infringe upon patents held by the third party and offered to license these patents to the Company. In subsequent correspondence, the Company's affiliate requested that the third party specifically substantiate each allegation of infringement before the Company's affiliate would be prepared to enter into any licensing arrangements. The Company does not believe that these allegations will have a material adverse effect upon its business, financial position, results of operations or liquidity. The Company's affiliate has received further correspondence from the third party, in which the third party has, among other things, reiterated its claims. The Company's affiliate does not believe the third party has substantiated its claims and has communicated this belief to the third party. The Company's affiliate has advised the Company that the alleged infringement claims are unresolved.

          F. In January 2001, the Company entered into an agreement with related parties, to lease approximately 24,000 square feet of office space in Paramus, New Jersey for a period of 5 years, which space the Company subsequently surrendered. The parties have a dispute in respect to damages caused by this action, if any. The Company cannot predict the final outcome of this dispute.


Note 12 - Shareholders' Equity

          The Ordinary shares of the Company are traded on the NASDAQ National Market. The Ordinary shares confer upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared.

          A. In January 2000, the Company increased its authorized Ordinary Share Capital to 24,984,470 Ordinary Shares and 15,530 deferred shares of NIS 0.1 par value per share and all outstanding preferred shares were converted into an identical number of ordinary shares. In January 2000, the Company effected a 211 to 1 share split in the form of a share dividend. All references to per share amounts and the number of shares in these financial statements have been restated to reflect the abovementioned changes.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          In thousands of U.S. dollars, except share and per share data

Note 12 - Shareholders' Equity (Cont.)

          B. The Company has an authorized share capital of 15,530 deferred shares of par value NIS 0.1 each. The deferred shares confer no rights or privileges on their holders except for the right to receive upon dissolution or liquidation the par value of the deferred shares.

          C. In March 2000, the Company issued 590,822 ordinary shares in a private placement to Siemens Aktiengesellschaft, Samsung Electro-Mechanics Co. Ltd. and Samsung Venture Investment Corporation for an aggregate consideration of approximately $10 million.

          D. In March 2000, the Company issued 4,370,000 ordinary shares in an initial public offering for $87 million, or $20 per share.

          E. In February 2001, the Company announced that its Board of Directors authorized the repurchase of up to 10% of its outstanding ordinary shares in the open market, from time to time, at prevailing market prices. No time limit was given with respect to the duration of the share repurchase program. As of December 31, 2001, the Company had repurchased 1,585,446 ordinary shares at a cost of $9,903.

          F. The Company adopted a key employee share incentive plan which provides for the grant by the Company of option awards to purchase up to an aggregate of 5,284,945 ordinary shares to officers, employees, directors and consultants of the Company, its subsidiaries and affiliates. The options vest ratably over vesting periods ranging from three to five years. The options expire 62 to 120 months from the date of issuance. The exercise price of the options under the plan is at varying prices ranging from $0.95 to $28. The incentive plan provides for the grant of options equal in the amount of up to 4% of the Company's share capital on a diluted basis.

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          In thousands of U.S. dollars, except share and per share data


Note 12 - Shareholders' Equity (Cont.)

          F.   (Cont.)

               Transactions related to the share incentive plan during the years ended December 31, 1999, 2000 and 2001 and the weighted average exercise prices per share and weighted average fair value of the options at the date of grant are summarized as follows:

                                           Number of    Weighted      Weighted
                                            options     average     average fair
                                                        exercise      value of
                                                        price per     options
                                                          share       granted
                                           ---------    ---------   ------------

 Outstanding as of January 1, 1999         1,430,580     $1.28
 Options granted                           1,421,296      1.18        $1.14
 Options forfeited                          (184,625)     1.18
                                            --------      ----
 Outstanding as of December 31, 1999       2,667,251     $1.23
                                           =========     =====
 Options exercisable at
   December 31, 1999                         542,903     $1.31
                                           =========     =====
 Options outstanding as of
   January 1, 2000                         2,667,251     $1.23
 Options granted                           1,390,795      6.68        $7.72
 Options exercised                          (599,138)     1.46
 Options forfeited                          (230,252)     7.30
                                            --------      ----
 Outstanding as of December 31, 2000       3,228,656     $7.48
                                           =========     =====
 Options exercisable at
   December 31, 2000                         749,225     $1.69
                                           =========     =====
 Options outstanding as of
   January 1, 2001                         3,228,656     $7.48
 Options granted                           2,284,095      5.65        $3.29
 Options exercised                          (744,706)     1.31
 Options forfeited                          (882,173)     8.74
                                            --------      ----
 Outstanding as of December 31, 2001       3,885,872     $7.29
                                           =========     =====
 Options exercisable at
   December 31, 2001                         698,842     $8.01
                                           =========     =====

                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          In thousands of U.S. dollars, except share and per share data


Note 12 - Shareholders' Equity (Cont.)

          F.   (Cont.)

               A summary of the options outstanding and exercisable at December 31, 2001 is as follows:

                               Options outstanding                     Options exercisable
                  --------------------------------------------   ----------------------------
 Exercise             Number         Weighted -     Weighted -        Number       Weighted -
  price           outstanding at      average        average     outstanding at     average
                   December 31,      remaining      exercise      December 31,      exercise
                       2001         contractual      prices           2001           prices
                                      life
-------------     --------------    -----------     ----------   --------------    -----------
 $ 0.95-1.74         890,259           2.19          $ 1.25         334,351          $ 1.24
   4.70-7.62       2,064,470           9.38            5.61          40,000            6.57
  10.20-12.94        454,418           8.26           11.92         204,810           11.71
 $17.00-28.00        476,725           8.50          $21.06         119,681          $21.06
                   ---------                                        -------
                   3,885,872                                        698,842
                   =========                                        =======

               A summary of the options granted whose exercise prices differ from the market price of the date of the stock on the date of grant as follows:

                                                        For the years ended December 31,
                                        -------------------------------------------------------------------------
                                                  1999                      2000                      2001
                                        ---------------------     ---------------------     ---------------------
                                                     Weighted                  Weighted                  Weighted
                                                     average                   average                  average
                                                     exercise                  exercise                  exercise
                                         Options      price        Options      price       Options       price
                                        ---------    --------     ---------    --------    ----------   ---------
   Weighted average exercise
     prices less than fair value
     at date of grant                   1,421,296    $1.18          121,114      $10.20             -     $   -
   Weighted average exercise
     prices equal to fair value
     at date of grant                           -    $   -        1,269,681      $17.52     2,284,095     $5.65



                                 RADVISION LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          In thousands of U.S. dollars, except share and per share data

Note 12 - Shareholders' Equity (Cont.)

          F.   (Cont.)

               The amounts of deferred compensation recognized arising from the difference between the exercise price and the fair market value on the date of the grant of $1,466, $218 and $0 for options granted in the years ended December 31, 1999, 2000 and 2001, are included in shareholders' equity and are amortized over the vesting periods of the options according to APB 25. Under APB 25, the deferred compensation expense for the years ended December 31,1999, 2000 and 2001 amounted to $477 and $597 and $328, respectively.

               If deferred compensation had been determined under the alternative fair value accounting method provided for under SFAS Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                          For the year ended December 31,
                                          --------------------------------
                                            1999       2000         2001
                                          --------   --------     --------
                Net income (loss):
                  As reported             $(2,696)   $   249      $(1,612)
                  Pro forma                (2,750)    (3,197)      (7,971)

                Net earnings (loss)
                  per share:
                   Basic                    (0.26)      0.014       (0.09)
                   Diluted                  (0.26)      0.013       (0.09)
                  Pro forma
                   Basic                    (0.26)     (0.19)       (0.42)
                   Diluted                $ (0.26)   $ (0.19)     $ (0.42)


               Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and with the following weighted-average assumptions used for grants in 1999, 2000 and 2001:

                                               1999        2000       2001
                                               ----        ----       ----
                Expected life of
                   the option (years)          2.84         2.5        2.63
                Volatility                     0%          80%        98%
                Risk free interest rate        5%           5%         2.5%

                                 RADVISION LTD.

                          In thousands of U.S. dollars


Note 13 - Segment Reporting and Geographical Information

          A. Beginning in the year 2001, the Company operates under two reportable segments based on its revised internal organization structure, management of operations and performance evaluation. These segments are: The Technology Business Unit (TBU) and the Networking Business Unit (NBU). Discrete segment financial information was not available or reviewed by senior management during the years` 2000 and 1999. Therefore corresponding information for prior years is not available.

               The Technology Business Unit is responsible for the development of enabling technologies for real-time voice and video over IP. The Networking Business Unit is responsible for developing networking products for IP-centric voice, video and data conferencing services. There are no significant transactions between the TBU and the NBU.

               The Company evaluates segment performance based on revenues and operating income (loss) of each segment. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of operations data below operating loss.

               Business segment revenues are as follows:

                                                                    For the year
                                                                       ended
                                                                    December 31,
                                                                        2001
                                                                    ------------

               Technology Business Unit                               $16,545
               Networking Business Unit                                29,682
                                                                       ------
                     Total revenues                                   $46,227
                                                                      =======

               Business segment operating loss is as follows:

                                                                    For the year
                                                                       ended
                                                                    December 31,
                                                                        2001
                                                                    ------------

               Technology Business Unit                               $(3,122)
               Networking Business Unit                                (3,142)
                                                                       ------
                     Total operating loss                             $(6,264)
                                                                      =======

                                 RADVISION LTD.

                          In thousands of U.S. dollars

Note 13 - Segment Reporting and Geographical Information (Cont.)

          B.   The Company's sales by geographic area are as follows:

                                                 For the year ended December 31,
                                                 -------------------------------
                                                   1999       2000        2001
                                                 -------    -------    ---------
                 North America, principally
                   the United States             $ 9,531    $28,830    $29,245
                 Europe                            4,046      7,328      8,096
                 Far East                          2,663      5,287      6,940
                 Israel                            1,310      4,466      1,946
                                                   -----      -----      -----
                                                 $17,550    $45,911    $46,227
                                                 =======    =======    =======


                  For the year ended December 31, 1999, no single customer represented more than 10% of sales. For the years ended December 31, 2000 and 2001, one customer accounted for approximately 22% and 35%, respectively, of sales for that period.


Note 14  -  Marketing and Selling Expenses, Net

                                                 For the year ended December 31,
                                                 -------------------------------
                                                   1999       2000        2001
                                                 -------    -------    ---------

Marketing and selling expenses                   $9,700     $17,492     $16,735
Participation by the Government of Israel           198         134           -
                                                  -----       -----       -----
Marketing and selling expenses, net              $9,502     $17,358     $16,735
                                                 ======     =======     =======

Marketing and selling expenses include:
  Royalties to the Government of Israel          $  896     $   750     $    80
                                                 ======     =======     =======



Note 15 - Restructuring Costs

          In the second quarter of 2001, the Company recorded a charge of approximately $3.0 million primarily relating to severance costs associated with a 13% workforce reduction as part of its plan to reduce operating expenses. As of December 31, 2001, the remaining reserve balance of approximately $1.8 million is included with other payables and accrued expenses on the balance sheet.

                                 RADVISION LTD.

                          In thousands of U.S. dollars

Note 16 - Concentration of Credit Risk

          As of December 31, 2000, current balances of two customers accounted for 22% and 20% of the Company's trade receivables, or approximately $3,000 in total. As of December 31, 2001, current balances of two customers accounted for 15% and 11% of the Company's trade receivables, or approximately $1,300 in total. The Company does not generally require collateral to support credit sales. Allowances are maintained for potential credit losses.


Note 17 - Related Party Balances and Transactions

          A.   Balances with Related Parties

                                                                 December 31,
                                                              ------------------
                                                              2000          2001
                                                              ----          ----

                Receivables                                   $ 73          $  2
                Trade payables                                $197          $148


          B.   Transactions with Related Parties

                                                         For the year ended
                                                             December 31,
                                                    ---------------------------
                                                    1999        2000      2001
                                                    ----      ------      -----

                 Revenues (1)                       $167      $  251       $108
                 Cost of revenues (3)                385         842        188
                 Research and development
                   expenses (2)                      363         622        184
                 Marketing, selling, general
                   and administrative expenses (2)   344       1,210        116
                 Purchase of property and
                   equipment (4)                    $284      $  722       $263

                                 RADVISION LTD.

                          In thousands of U.S. dollars

Note 17 - Related Party Balances and Transactions (Cont.)

          B.   Transactions with Related Parties (Cont.)

               (1)  Includes   revenues   from  the   Company's   products   and
                    maintenance sold to affiliated companies.

               (2) Includes administrative services provided to the Company by affiliated companies which the Company reimburses for the costs incurred in providing these services.

               (3)  Includes  the  purchase  of   components   from   affiliated
                    companies.

               (4) Includes property and equipment that were purchased from affiliated companies.

          C.   Dispute with related parties - see note 11F.

Note 18 - Taxes on Income

          A. The Company's investment program totaling $122 has been granted Approved Enterprise status under the Law for Encouragement of Capital Investments, 1959. In addition, the Company was granted Approved Enterprise status for an expansion of a previous program totaling $375. The Company is entitled to a tax benefit period of seven years, on income derived from these programs, as follows: a full income tax exemption for the first two years and a reduced income tax rate of 25% (instead of the regular rate of 36%) for the remaining five year period. If foreign shareholdings in the Company exceed 25%, the period for which the Company is entitled to a reduced income tax is extended to eight years and the tax rates may be reduced to 10%.

               If the Company distributes a cash dividend out of retained earnings which were tax exempt due to its approved enterprise status, the Company would have to pay a 25% corporate tax on the amount distributed, and a further 15% withholding tax would be deducted from the amounts distributed to the recipients.

               Should the Company derive income from sources other than the approved enterprise programs during the relevant period of benefits, this income will be taxable at the regular corporate tax rate, which is currently 36%.

                                 RADVISION LTD.

                          In thousands of U.S. dollars

Note 18 - Taxes on Income (Cont.)

          A.   (Cont.)

               The benefits from the Company's approved enterprise programs are dependent upon the Company fulfilling the conditions stipulated by the Law for Encouragement of Capital Investments, 1959 and the regulations published under this law, as well as the criteria in the approval for the specific investment in the Company's approved enterprise programs. If the Company does not comply with these conditions, the tax benefits may be canceled, and the Company may be required to refund the amount of the canceled benefits, with the addition of linkage differences and interest. As of the date of these financial statements, the Company believes that it has complied with these conditions.

          B. The Company is subject to the Income Tax Law (Inflationary Adjustments), 1985, measuring income on the basis of changes in the Israeli Consumer Price Index.

          C. The Company is an "Industrial Company" under the Law for Encouragement of Industry (Taxes), 1969 and is therefore entitled to certain tax benefits, mainly accelerated depreciation of machinery and equipment and deduction of expenses incurred in connection with a public offering.

          D. Through December 31, 1994, the Company's losses for tax purposes were assigned to a shareholder, and are not available to the Company.

          E. As of December 31, 2001, the Company's net operating loss carryforwards for tax purposes amounted to approximately $22.7 million. These net operating losses may be carried forward indefinitely and offset against future taxable income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax exempt. Accordingly, the income tax rate of the Company during the tax exempt period will be zero, and there will be no tax benefit available from these losses and no deferred tax asset has been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

                                 RADVISION LTD.

                          In thousands of U.S. dollars


Note 18 - Taxes on Income (Cont.)

          F. The U.S. subsidiary's carryforward tax losses through December 31, 2001 amounted to approximately $9.0 million. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2010 - 2014. In light of the Subsidiary's recent history of operating losses, the Company has recorded a valuation allowance for all its deferred tax assets.

          G. The components of the Company's total income (loss) before provision for income taxes are as follows:

                                                        December 31,
                                               -------------------------------
                                                 1999       2000        2001
                                               --------     ----      --------

                 Israel                        $(1,327)     $ 72      $  (965)
                 Foreign                        (1,369)      177         (647)
                                                ------       ---         ----
                                               $(2,696)     $249      $(1,612)
                                               =======      ====      =======


               A reconciliation between the theoretical tax benefit, assuming all income is taxed at the statutory tax rate applicable to the income of the Company and the actual tax expense as reported in the statements of operations, is as follows:

                                              For the year ended December 31,
                                              -------------------------------
                                                 1999      2000        2001
                                              --------    -----     ---------

                Theoretical tax expense
                  (benefit) computed at the
                  statutory rate (36%)          $(970)    $  90     $(580)
                Loss and other items for
                  which deferred taxes were
                  not provided, net               936      (182)      418
                Non-deductible expenses            34        92       162
                                                -----     -----     -----
                Income tax benefit              $   -     $   -     $   -
                                                =====     =====     =====


          H.   The Company has been  assessed for tax purposes  through the year
               1996.

                                 RADVISION LTD.

          In thousands of U.S. dollars, except share and per share data

Note 18 - Taxes on Income (Cont.)

          I. For U.S. Federal income tax purposes, the Company will be classified as a passive foreign investment company ("PFIC") for any taxable year in which either (i) 75% or more of the Company's gross income is passive income, or (ii) at least 50% of the average value of all of the assets for the taxable year produce or are held for the production of passive income. As of December 31, 2001 the Company believes, based on an independent expert's opinion, that it is not a PFIC for United States tax purposes. However, there is no certainty that the United States tax authorities will accept the Company's standpoint in this regard.

Note 19 - Quarterly information

               The Company's quarterly consolidated financial position and statements of operations as of and for each of the quarterly periods in the years ended December 31, 2000, and 2001 are as follows:



                                                                       For the three months ended
                                    ------------------------------------------------------------------------------------------------
                                      Mar. 31,    June 30,   Sept. 30,    Dec. 31,    Mar. 31,    June 30,   Sept. 30,    Dec. 31,
                                        2000        2000        2000        2000        2001        2001        2001        2001
                                    ----------- ----------- ------------ ----------- ----------- ----------- ----------- -----------
Revenues                            $    7,827  $   10,201  $   12,707   $   15,176  $   14,895  $   10,430  $   10,208  $   10,694
Cost of revenues                        (1,944)     (2,579)     (3,101)      (3,822)     (3,725)     (2,240)     (2,099)     (2,298)
                                    ----------  ----------  ----------   ----------  ----------  ----------  ----------  ----------
Gross profit                             5,883       7,622       9,606       11,354      11,170       8,190       8,109       8,396
Operating expenses
   Research and development
     expenses                            2,529       3,332       3,749        4,653       4,757       4,563       4,319       4,294
   Less - participation by the
     Chief Scientist                       236         365        (248)           -           -           -           -           -
                                    ----------  ----------  ----------   ----------  ----------  ----------  ----------  ----------
   Research and development
     expenses, net                       2,293       2,967       3,997        4,653       4,757       4,563       4,319       4,294
   Marketing and selling
     expenses, net                       3,611       4,523       4,470        4,754       4,840       4,365       3,690       3,840
   General and administrative
     expenses                              615         670         780        1,393       1,169       1,308       1,057         904
Restructuring costs                          -           -           -            -           -       3,023           -           -
 Repayment of future royalties
  to the Chief Scientist of the
  Government of Israel                       -           -           -        3,666           -           -           -           -
                                    ----------  ----------  ----------   ----------  ----------  ----------  ----------  ----------
Total operating expenses                 6,519       8,160       9,247       14,466      10,766      13,259       9,066       9,038
                                    ----------  ----------  ----------   ----------  ----------  ----------  ----------  ----------
Operating income (loss)                   (636)       (538)        359       (3,112)        404      (5,069)       (957)       (642)
Financial income, net                      115       1,279       1,292        1,490       1,404       1,264       1,118         866
                                    ----------  ----------  ----------   ----------  ----------  ----------  ----------  ----------
        Net income (loss)           $     (521) $      741  $    1,651   $   (1,622) $    1,808  $   (3,805) $      161  $      224
                                    ==========  ==========  ==========   ==========  ==========  ==========  ==========  ==========
Basic earnings (loss)
  Per ordinary share                $    (0.04) $     0.04  $     0.09   $    (0.09) $     0.09  $     (0.2) $     0.01  $     0.01
                                    ==========  ==========  ==========   ==========  ==========  ==========  ==========  ==========
Weighted average number
  of ordinary shares
  outstanding                       14,626,504  18,598,596  18,661,155   19,020,592  19,196,316  19,199,771  18,995,041  18,431,559
                                    ==========  ==========  ==========   ==========  ==========  ==========  ==========  ==========
Diluted  earnings (loss) per
  ordinary share                    $    (0.04) $     0.03  $     0.08   $    (0.09) $     0.09  $     (0.2) $     0.01  $     0.01
                                    ==========  ==========  ==========   ==========  ==========  ==========  ==========  ==========
Weighted average number of
  shares                            14,626,504  21,705,623  21,835,771   19,020,592  20,750,146  19,199,771  20,226,819  19,601,742
                                    ==========  ==========  ==========   ==========  ==========  ==========  ==========  ==========

                                      F-30

                                 RADVISION LTD.

                          In thousands of U.S. dollars


Note 19 - Quarterly information (Cont.)

                                      31.3.2000   30.6.2000  30.9.2000   31.12.2000   31.3.2001    30.6.2001   30.9.2001  31.12.2001
                                      ---------   ---------  ---------   ----------   ---------    ---------   ---------  ----------
Current assets
  Cash and cash equivalents           $ 64,245    $ 25,754   $ 35,278    $ 41,617     $ 39,269     $ 42,368    $ 31,181    $  6,717
  Short-term investments                21,000      26,218     32,164      39,550       44,132       22,967      21,546      52,785
  Trade receivables, net                 3,700       5,731      5,982       7,025        7,294        5,332       5,403       5,078
  Other receivables and
    prepaid expenses                     1,620       2,021      1,279       1,051        1,128          876       1,122       1,259
  Inventories                            4,071       4,766      4,997       4,956        3,352        2,003       1,672       1,884
                                      --------    --------   --------    --------     --------     --------    --------    --------
         Total current assets           94,636      64,490     79,700      94,199       95,175       73,546      60,924      67,723
                                      --------    --------   --------    --------     --------     --------    --------    --------
Long-term investments                    7,096      43,278     29,660      15,897       10,310       26,490      35,831      26,326
                                      --------    --------   --------    --------     --------     --------    --------    --------
Property and equipment, net              3,288       3,625      4,557       5,200        5,284        5,399       4,794       4,518
                                      --------    --------   --------    --------     --------     --------    --------    --------
Deposit with insurance companies           554         654        834       1,055        1,082        1,239       1,244       1,200
                                      --------    --------   --------    --------     --------     --------    --------    --------
       Total assets                    105,574     112,047    114,751     116,351      111,851      106,674     102,793      99,767
                                      ========    ========   ========    ========     ========     ========    ========    ========
Current liabilities
  Current maturities of long-term
   bank loans                               63          63         55          46           38           38          26          19
  Trade payables                         2,432       1,073        989       3,716        2,012        1,531       1,574         765
  Other payables and accrued
    expenses                             9,847      16,456     16,873      16,777       12,344       13,529      12,773      13,562
                                      --------    --------   --------    --------     --------     --------    --------    --------
       Total current liabilities        12,342      17,592     17,917      20,539       14,394       15,098      14,373      14,346
                                      --------    --------   --------    --------     --------     --------    --------    --------
Long-term liabilities
  Bank loans, net of current
    maturities                              52          33         25          19           13            -           -           -
  Accrued severance pay                    900       1,149      1,279       1,448        1,649        1,877       1,845       1,872
                                      --------    --------   --------    --------     --------     --------    --------    --------
                                           952       1,182      1,304       1,467        1,662        1,877       1,845       1,872
                                      --------    --------   --------    --------     --------     --------    --------    --------
         Total liabilities              13,294      18,774     19,221      22,006       16,056       16,975      16,218      16,218
                                      --------    --------   --------    --------     --------     --------    --------    --------
Shareholders' equity
Ordinary shares of NIS 0.1 par value       147         147        154         165          167          176         174         182
Additional paid-in capital             103,036     103,151    103,576     103,849      103,402      103,688     103,832     104,209
Deferred compensation                   (1,106)       (967)      (795)       (641)        (554)        (463)       (381)       (299)
Accumulated deficit                     (9,797)     (9,058)    (7,405)     (9,028)      (7,220)     (11,025)    (10,864)    (10,640)
Less cost of treasury stock                  -           -          -           -            -       (2,677)     (6,186)     (9,903)
                                      --------    --------   --------    --------     --------     --------    --------    --------
       Total shareholders' equity       92,280      93,273     95,530      94,345       95,795       89,699      86,575      83,549
                                      --------    --------   --------    --------     --------     --------    --------    --------
       Total                          $105,574    $112,047   $114,751    $116,351     $111,851     $106,674    $102,793    $ 99,767
                                      ========    ========   ========    ========     ========     ========    ========    ========


                                 RADVISION LTD.

                                  Exhibit Index

    Exhibit    Description
    -------    -----------

     *3.1      Memorandum of Association of the Registrant

     *3.2      Articles of Association of the Registrant

     *4.1      Form of Ordinary Share Certificate

     *4.2 Agreement, dated as of April 14, 1995, by and among Registrant, RAD Data Communications Ltd. and Yehuda Zisapel and Zohar Zisapel

     *4.3 Agreement, dated as of April 18, 1995, by and among Registrant, Clal Venture Capital Fund LP and Yehuda Zisapel and Zohar Zisapel

     *4.4 Agreement, dated as of April 18, 1995, by and among Registrant, Lannet Data Communications Ltd. and Yehuda Zisapel and Zohar Zisapel

     *4.5 Agreement, dated as of April 19, 1995, by and among Registrant, ECI Telecom Ltd. and Yehuda Zisapel and Zohar Zisapel

     *4.6 Agreement, dated as of April 24, 1995, by and among Registrant, Zohar Gilon, Avraham Neuman, Yair Tauman and W.S.P. Capital Investment Ltd., and Yehuda Zisapel and Zohar Zisapel

     *4.7 Agreement, dated as of April 26, 1995, by and among Registrant, Lerosh Investments Ltd., Gevahim Investments House Limited Ltd., Yoav Chelouche, Permal Emerging Growth V Ltd., Maritime--Julex Investment Ltd., Shraga Blazer and Eli Luz and Yehuda Zisapel and Zohar Zisapel

     *4.8 Agreement, dated as of April 27, 1995, by and among Registrant, Finovelec, Factory Systemes, Houston Venture Partners, Ltd. and Yehuda Zisapel and Zohar Zisapel

     *4.9 Agreement, dated September 12, 1996, by and among Registrant and Intel Corporation, as amended

     *4.10     Agreement,  dated  May  12,  1998,  by  and  among   Registrant,
               Evergreen Canada Israel Management Ltd., IJT Technologies Ltd., Periscope I Fund Israeli Partnership, Dovrat Shrem Trust Company Ltd., Rubin Gruber, C.E. Unterberg, Towbin LLC, C.E. Unterberg, Towbin Private Equity Partners LP, C.E. Unterberg, Towbin Private Equity Partners CV, C.E. Unterberg, Private Profit Sharing Plan FBO Alex Bernstein and Steimatzsky Ltd.

     10.1      Form of 2000 Employee Stock Option Plan

    *10.2      Key Employee Share Incentive Plan, as amended

    *10.3      Consultant Option Plan, as amended

    *10.4 License Agreement, dated January 13, 1999, between Registrant and RADCOM Ltd.

    *10.5 Lease Agreement, dated May 12, 1997, between RADVISION Inc. and RAD Data Communications Inc., as amended

   **10.6 Lease Agreement, dated January 19, 2001, between Zohar Zisapel Properties, Inc., Yehuda Zisapel Properties, Inc. and RADVISION Inc.

     11        Statements re computation of Per Share Earnings.

     21        Subsidiaries of RADVISION Ltd.

     23 Consent of Luboshitz Kasierer, Arthur Andersen, with respect to the Registration Statements on Form S-8.

         -------------------

* Incorporated by reference to our registration statement on Form F-1, registration number 333-30916, as amended, filed with the Securities and Exchange Commission.

**   Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.