Form 10-Q
period 2002-03-31
RADVISION LTD
filed 2002-05-09
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2002

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

                                 Yes [X] No [ ]

As of May 6, 2002 the Registrant had 19,936,030 Ordinary Shares, par value NIS
0.1 per share, outstanding.

     Preliminary Notes: RADVision Ltd. is incorporated in Israel and is a "foreign private issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the "1934 Act") and in Rule 405 under the Securities Act of 1933. As a result, it is eligible to file this quarterly report on Form 6-K (in lieu of Form 10-Q) and to file its annual reports on Form 20-F (in lieu of Form 10-K). However, RADVision Ltd. elects to file its interim reports on Forms 10-Q and 8-K and to file its annual reports on Form 10-K.

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

                                 RADVISION LTD.

                                      INDEX


                                                                            Page
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.  Condensed Consolidated Balance Sheets as of
              March 31, 2002 and December 31, 2001............................4

         Condensed Consolidated Statements of Operations -
             for the Three Months ended March 31, 2002 and 2001...............5

         Condensed Consolidated Statements of Cash Flows -
             for the Three Months ended March 31, 2002 and 2001...............6

         Notes to Condensed Consolidated Financial Statements.................7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................... 9


Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........13


Part II - Other Information:

Item 1.  Legal Proceedings...................................................14

Item 2.  Changes in Securities and Use of Proceeds...........................14

Item 3.  Defaults Upon Senior Securities.....................................15

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

         Signatures..........................................................16

                                 RADVISION LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands of U.S. Dollars except share data)

                         PART I - FINANCIAL INFORMATION


                                                     March 31,      December 31,
                                                        2002            2001
                                                    (Unaudited)       (Audited)
                                                    -----------       ---------
Current assets
  Cash and cash equivalents                         $  6,305         $  6,717
  Short-term investments                              35,043           52,785
  Trade receivables, net of allowance for
    doubtful accounts of $1,015 (2001 - $1,126)        5,133            5,078
  Other receivables and prepaid expenses               1,872            1,259
  Inventories                                          1,168            1,884
                                                    --------         --------
         Total current assets                         49,521           67,723
                                                    --------         --------
Long-term investments                                 43,485           26,326
                                                    --------         --------
Property and equipment, net                            4,130            4,518
                                                    --------         --------
Deposits with insurance companies                      1,265            1,200
                                                    --------         --------
         Total assets                               $ 98,401         $ 99,767
                                                    ========         ========
Current liabilities
  Current maturities of long-term loans             $     12         $     19
  Trade payables                                          78              765
  Other payables and accrued expenses                 14,461           13,562
                                                    --------         --------
    Total current liabilities                         14,551           14,346
                                                    --------         --------
Long-term liabilities
  Accrued severance pay                                1,833            1,872
                                                    --------         --------
    Total liabilities                                 16,384           16,218
                                                    --------         --------
Shareholders' equity
  Ordinary shares of NIS 0.1 par value:
    Authorized - 24,984,470 shares;
    Issued and outstanding - 19,899,105 shares as
    of March 31, 2002 (2001 - 19, 889,690 shares)        182              182
  Additional paid-in capital                         104,214          104,209
  Deferred compensation                                 (254)            (299)
  Accumulated deficit                                (10,368)         (10,640)
                                                    --------         --------
                                                      93,774           93,452
  Less cost of treasury stock - 1,866,115
    ordinary shares as of March 31, 2002
    (2001 - 1,585,446 shares)                         11,757            9,903
                                                    --------         --------
    Total shareholders' equity                        82,017           83,549
                                                    --------         --------
    Total liabilities and shareholders' equity      $ 98,401         $ 99,767
                                                    ========         ========

The accompanying notes form an integral part of these consolidated financial statements.

                                 RADVISION LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
         (In thousands of U.S. Dollars except per share and share data)


                                                        Three months ended
                                                            March 31,
                                                    ----------------------------
                                                         2002            2001
                                                    -------------    -----------
                                                             (Unaudited)

Revenues                                            $   11,558       $   14,895
Cost of revenues                                         2,559            3,725
                                                    ----------       ----------
Gross profit                                             8,999           11,170
                                                    ----------       ----------
Operating expenses
  Research and development expenses                      4,041            4,757
  Marketing and selling expenses                         4,469            4,840
  General and administrative expenses                      969            1,169
                                                    ----------       ----------
    Total operating expenses                             9,479           10,766
                                                    ----------       ----------

Operating income (loss)                                   (480)             404
Financial income, net                                      752            1,404
  Net income                                        $      272       $    1,808
                                                    ==========       ==========
Basic earnings per ordinary share                   $     0.01       $     0.09
                                                    ==========       ==========
Weighted average number of ordinary shares
  used in calculation                               18,168,617       19,196,316
                                                    ==========       ==========
Diluted earnings per ordinary share                 $     0.01       $     0.09
                                                    ==========       ==========
Weighted average number of ordinary shares
  used in calculation                               19,400,949       20,750,146
                                                    ==========       ==========

The accompanying notes form an integral part of these consolidated financial statements.

                                 RADVISION LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
         (In thousands of U.S. Dollars except per share and share data)

                                                            For the three months
                                                               ended March 31,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
                                                                (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $   272     $ 1,808
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Income and expenses not affecting operating
      cash flows:
     Depreciation                                               685         346
     Severance pay, net                                        (104)        174
     Amortization of deferred compensation                       45          87
    Changes in operating assets and liabilities:
     Increase in trade receivables, net                         (55)       (269)
     Increase in other receivables and prepaid expenses        (613)        (77)
     Decrease in inventories                                    716       1,604
     Decrease in trade payables                                (687)     (1,705)
     Increase (decrease) in other payables and accrued
       expenses                                                 899      (4,433)
                                                            -------     -------
       Net cash provided by (used in) operating activities    1,158      (2,465)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in investments, net                                  583       1,005
  Purchase of property and equipment                           (297)       (430)
                                                            -------     -------
       Net cash provided by investing activities                286         575
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of share capital                                       5         106
  Purchase of treasury stock                                 (1,854)          -
  Payment of issuance expenses                                    -        (550)
  Repayment of long-term loans                                   (7)        (14)
                                                            -------     -------
       Net cash used in financing activities                 (1,856)       (458)
                                                            -------     -------

DECREASE IN CASH AND CASH EQUIVALENTS                          (412)     (2,348)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                         6,717      41,617
                                                            -------     -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                             $ 6,305     $39,269
                                                            =======     =======

The accompanying notes form an integral part of these consolidated financial statements.

                                 RADVISION LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1  -      BASIS OF PRESENTATION

               The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations for the three months periods ended March 31, 2001 and 2002 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2002 have been prepared by the Company without audit. The condensed consolidated balance sheet data as of December 31, 2001 has been derived from the Company's audited financial statements as of that date.

               The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

               All exchange gains and losses from the remeasurement mentioned above, which are immaterial for all periods presented are reflected in the statement of operations. The representative rate of exchange at March 31, 2002 was U.S.$1.00 = New Israeli Shekel
               (NIS) 4.668 and at March 31, 2001 = NIS 4.192.


Note 2  -     RECENTLY ISSUED NEW ACCOUNTING STANDARDS

              In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. All other intangible assets will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after March 31, 2002. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company believes that the adoption of SFAS 141 and SFAS 142 will not have an effect on its financial statements.

Note 3  -     INVENTORIES

                                             March 31, 2002    December 31, 2001
                                             --------------    -----------------
              Materials and components          $  472            $  991
              Work in process                      428               391
              Finished products                    268               502
                                                   ---               ---
                                                $1,168            $1,884
                                                ======            ======


Note 4  -     REPURCHASE OF ORDINARY SHARES

              On February 28, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 10% of its outstanding ordinary shares in the open market from time to time at prevailing market prices. No time limit was given with respect to the duration of the share repurchase program. As of March 31, 2002 the Company had repurchased 1,866,115 ordinary shares at a cost of $11.8 million. The Company may use the repurchased shares for issuance upon exercise of employee stock options or other corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

The discussion and analysis which follows in this quarterly report may contain trend analysis and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts. We remind shareholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors that could cause the future results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, but are not limited to, the uncertainties and factors included in the "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Results of Operations

The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:

                                                  Three months ended
                                                       March 31,
                                                  ------------------
                                                   2002         2001
                                                   ----         ----
                                                     %           %
    Revenues
       Networking products..................        72.1        67.2
       Technology products..................        27.9        32.8
       Total revenues.......................       100.0       100.0
    Cost of revenues
       Networking products..................        21.8        23.2
       Technology products..................         0.3         1.8
       Total cost of revenues...............        22.1        25.0
    Gross profit............................        77.9        75.0
    Operating expenses
       Research and development.............        35.0        31.9
       Marketing and selling................        38.7        32.5
       General and administrative...........         8.4         7.9
    Total operating expenses................        82.1        72.3
    Operating income (loss).................        (4.2)        2.7
    Financial income........................         6.5         9.4
    Net income..............................         2.3        12.1


Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

Revenues. Revenues decreased from $14.9 million for the three months ended March 31, 2001 to $11.6 million for the three months ended March 31, 2002, a decrease of $3.3 million, or 22.1%. This decrease was due to a $1.7 million, or 34.7%, decrease in sales of our technology products and a decrease of $1.6 million, or 16%, in sales of our networking products.

Revenues from networking products decreased from $10.0 million for the three months ended March 31, 2001 to $8.4 million for the three months ended March 31, 2002. The decrease is attributable to an ongoing softness in enterprise spending all over the world.

Revenues from technology products decreased from $4.9 million for the three months ended March 31, 2001 to $3.2 million for the three months ended March 31, 2002. This decrease is primarily attributable to decreased market demand as budgets for these products declined due to the worldwide economic downturn.

Revenues from sales to customers in the United States decreased from $10.9 million, or 73.2% of revenues, for the three months ended March 31, 2001, to $7.3 million, or 62.9% of revenues, for the three months ended March 31, 2002, a decrease of $3.6 million, or 33.0%. This decrease in sales to customers in the United States was primarily attributable to the ongoing softness in enterprise spending in the United States.

Revenues from sales to customers in Europe remained constant at $1.7 million, or, for the three month periods ended March 31, 2001 (11.4% of revenues), and March 31, 2002 (14.7% of revenues). Revenues from sales to customers in the Far East increased from $1.6 million, or 10.7% of revenues, for the three months ended March 31, 2001, to $2.0 million, or 17.2% of revenues, for the three months ended March 31, 2002, an increase of $400,000, or 25.0%. This increase in sales to customers in the Far East was primarily attributable to increased market demand for our products in this region.

Revenues from sales to customers in Israel decreased from $629,000, or 4.2% of revenues, for the three months ended March 31, 2001, to $ 537,000, or 4.6% of revenues, for the three months ended March 31, 2002, a decrease of $92,000, or 14.6%.

Cost of Revenues. Cost of revenues decreased from $3.7 million for the three month period ended March 31, 2001 to $2.6 million for the three months ended March 31, 2002, a decrease of $1.1 million, or 29.7%. Gross profit as a percentage of revenues increased from 75.0% for the three months ended March 31, 2001 to 77.9% for the three months ended March 31, 2002, due to the increased proportion of sales of new networking products with higher profit margins.

Research and Development. Research and development expenses decreased from $4.8 million for the three months ended March 31, 2001 to $4.0 million for the three months ended March 31, 2002, a decrease of $800,000 or 16.7%. This decrease was primarily attributable to a decrease in the number of research and development personnel whom we employed.

Marketing and Selling. Marketing and selling expenses decreased from $4.8 million for the three months ended March 31, 2001 to $4.5 million for the three months ended March 31, 2002, a decrease of $300,000 or 6.3%. We decreased our marketing and selling expenses in the period in response to the current and expected continued softness in the market for our products. Marketing and selling expenses as a percentage of revenues increased from 32.5% for the three months ended March 31, 2001 to 38.7% for the three months ended March 31, 2002.

General and Administrative. General and administrative expenses decreased from $1.2 million for the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002, a decrease of $200,000 or 16.7%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues was 7.9% for the three months ended March 31, 2001 and 8.4% for the three months ended March 31, 2002.

Operating Income (Loss). We had operating income of $404,000 for the three months ended March 31, 2001 compared to an operating loss of $480,000 for the three months ended March 31, 2002, principally as a result of the decrease in revenues.

Financial Income. We had financial income of $1.4 million for the three months ended March 31, 2001 compared to $752,000 for the three months ended March 31, 2002. This income was principally derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our financial income declined principally as a result of lower interest rates and the use of a portion of our invested funds in connection with our stock repurchase program.

Net Income. Net income for the quarter was $272,000 compared with net income of $1.5 million for the first quarter of 2001.

Liquidity and Capital Resources

From our inception until our initial public offering in March 2000, we financed our operations through cash generated by operations and a combination of private placements of our share capital and borrowings under lines of credit. Through December 31, 1999, we raised a total of approximately $12.2 million in aggregate net proceeds in four private placements. In March 2000, we sold 4,370,000 of our ordinary shares in an initial public offering and 590,822 ordinary shares in a private placement. We received net proceeds of $89.2 million from the public offering and private placement. As of March 31, 2002, we had approximately $6.3 million in cash and cash equivalents, $35.0 million in short term investments and our working capital was approximately $35.0 million. Taking into account long-term liquid investments, we had $84.8 million in cash and liquid investments as of March 31, 2002.

Net cash provided by operating activities was approximately $1.2 million for the three months ended March 31, 2002. This amount was primarily attributable to a decrease of $716,000 in inventories, depreciation of $685,000 and a $687,00 decrease in trade payables. These increases in cash provided by operating activities were offset in part by an increase in other receivables and prepaid expenses of $613,000 and an increase in other payables and accrued expenses of $899,000.

The decrease in inventories for the three months ended March 31, 2002 was primarily due to our efforts to manage our inventory to correspond with our revenues. The slight increase in accounts receivable at March 31, 2002 was primarily the result of increase in our revenues compared to the last quarter of 2001.

Net cash provided by investing activities was $286,000 for the three months ended March 31, 2002. During the three months ended March 31, 2002, $297,000 of cash used in investing activities was for purchases of property and equipment.

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2002, which funds were primarily used for stock repurchases.

As of March 31, 2002, we had $12,000 outstanding under an equipment term loan facility and an unused $2.5 million line of credit.

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

On February 28, 2001, we announced that our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares in the open market from time to time at prevailing market prices. No time limit was given with respect to the duration of the share repurchase program. As of March 31, 2002 we had repurchased 1,866,115 ordinary shares at a cost of $1.8 million. We may use the repurchased shares for issuance upon exercise of employee stock options or other corporate purposes.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We currently do not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. We invest our cash surplus in time deposits, cash deposits, U.S. federal agency securities and corporate bonds with an average credit rating of A2. We currently pay interest on our equipment term loan facility based on the London interbank offered rate. As a result, changes in the general level of interest rates directly affect the amount of interest payable by us under this facility. However, because our outstanding debt under this facility has been insignificant, we do not expect our exposure to market risk from changes in interest rates to be material.

We cannot assure you that we will not be materially and adversely affected in the future if inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of the devaluation lags behind inflation in Israel.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

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

                                                                     For the
                                                       For the      account of
                                                     account of    the selling
                                                     the company   shareholder
                                                     -----------   -----------

    Number of ordinary shares registered ..........    4,370,000      N/A
    Aggregate offering price of shares registered..  $87,400,000      N/A
    Number of ordinary shares sold ................    4,370,000      N/A
    Aggregate offering price of shares sold .......  $87,400,000      N/A

          The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending March 31, 2002. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.

                                                          Direct or indirect
                                                             payments to
                                                          persons other than
                                                          affiliated persons
                                                          ------------------

                                                              $6,118,000
          Underwriting discounts and commissions ......
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

                                                          Direct or indirect
                                                             payments to
                                                          persons other than
Purpose                                                   affiliated persons
------------------------------------------------------    ------------------
 Acquisition of other companies and business(es) ....            N/A
 Construction of plant, building and facilities......            N/A
 Purchase and installation of machinery
   and equipment ....................................            N/A
 Purchase of real estate ............................            N/A
 Repayment of indebtedness ..........................            N/A
 Working capital ....................................        $34,970,000
 Temporary investments ..............................            N/A
 Other purposes .....................................            N/A

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None


Item 5.   Other Information
          -----------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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


Date:  May 9, 2002