Form 10-Q
period 2002-06-30
RADVISION LTD
filed 2002-08-13
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

                                    Yes [X]  No  [ ]

As of August 6, 2002 the Registrant had 20,002,745 Ordinary Shares, par value NIS 0.1 per share, outstanding.

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

                                 RADVISION LTD.

                                      INDEX


                                                                            Page
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.        Condensed Consolidated Balance Sheets as of June 30, 2002
                  and December 31, 2001........................................4

               Condensed Consolidated Statements of Operations -
                  for the Three Months and Six Months
                  ended June 30, 2002 and 2001.................................5

               Condensed Consolidated Statements of Cash Flows -
                  for the Six Months ended June 30, 2002 and 2001..............6

               Notes to Condensed Consolidated Financial Statements............7

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............11


Item 3.        Quantitative and Qualitative Disclosure About Market Risk......17


Part II - Other Information:

Item 1.        Legal Proceedings..............................................19

Item 2.        Changes in Securities and Use of Proceeds......................19

Item 3.        Defaults Upon Senior Securities................................20

Item 4.        Submission of Matters to a Vote of Security Holders............20

Item 5.        Other Information..............................................21

Item 6.        Exhibits and Reports on Form 8-K...............................21

               Signatures.....................................................22

                         PART I - FINANCIAL INFORMATION

                                             RADVISION LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                            June 30,       December 31,
                                                              2002             2001
                                                          --------------   --------------
                                                            Unaudited
                                                          --------------
   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $     7,405        $    6,717
Short-term investments                                         36,886            52,785
Trade receivables, net of allowance for doubtful
  accounts of $1,688 atJune 30, 2002 and
  $1,126 at December 31, 2001                                   7,108             5,078
Other receivables and prepaid expenses                          1,500             1,259
Inventories                                                     1,010             1,884
                                                          --------------   --------------

Total current assets                                           53,909            67,723
                                                          --------------   --------------

LONG-TERM INVESTMENTS                                          41,192            26,326
                                                          --------------   --------------

PROPERTY AND EQUIPMENT, NET                                     4,102             4,518
                                                          --------------   --------------

DEPOSIT WITH INSURANCE COMPANIES                                1,362             1,200
                                                          --------------   --------------

Total assets                                              $   100,565        $   99,767
                                                          ==============   ==============

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term loans                     $         6        $       19
Trade payables                                                    566               765
Other payables and accrued expenses                            15,586            13,562
                                                          --------------   --------------

Total current liabilities                                      16,158            14,346
                                                          --------------   --------------

ACCRUED SEVERANCE PAY                                           1,936             1,872
                                                          --------------   --------------

SHAREHOLDERS' EQUITY:
Ordinary shares of NIS 0.1 par value:
  Authorized - 24,984,470 shares; Issued
  and Outstanding - 19,990,145 shares as
  of June 30, 2002 and 19,889,690 shares
  as of  December 31, 2001                                        184               182
Additional paid-in capital                                    104,327           104,209
Deferred stock-based compensation                                (208)             (299)
Accumulated deficit                                           (10,075)          (10,640)
                                                          --------------   --------------
                                                               94,228            93,452
Less - cost of treasury stock - 1,866,115 Ordinary
  shares of NIS 0.1 par value as of June 30, 2002
  and 1,585,446 Ordinary shares as of December 31, 2001        11,757             9,903
                                                          --------------   --------------

Total shareholders' equity                                     82,471            83,549
                                                          --------------   --------------

Total liabilities and shareholders' equity                $   100,565        $   99,767
                                                          ==============   ==============

The accompanying notes are an integral part of the consolidated financial statements.


                                             RADVISION LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except per share and share data

                                                   Three months ended          Six months ended
                                                        June 30,                   June 30,
                                                -------------------------- --------------------------
                                                    2002         2001          2002         2001
                                                ------------- ------------ ------------- ------------
                                                                     Unaudited
                                                -----------------------------------------------------
Revenues                                        $   11,707     $   10,430    $   23,264  $   25,325
Cost of revenues                                     2,571          2,240         5,129       5,964
                                                -----------    ------------  ---------   ------------

Gross profit                                         9,136          8,190        18,135      19,361
                                                -----------    ------------  ----------  ------------

Operating costs and expenses:
  Research and development                           3,870          4,563         7,911       9,320
  Marketing and selling                              4,587          4,365         9,056       9,205
  General and administrative                         1,073          1,308         2,042       2,477
  Restructuring costs                                    -          3,023            -        3,023
                                                -----------    ------------  ----------- -----------

Total operating costs and expenses                   9,530         13,259        19,009      24,025
                                                -----------    -----------   ----------- -----------

Operating loss                                         394          5,069           874       4,664
Financing income, net                                  686          1,264         1,438       2,840
Other expenses                                           -              -             -        (173)
                                                -----------     -----------  ----------- -----------

Net income (loss)                                 $    292       $ (3,805)      $   564    $ (1,997)
                                                ===========     ==========   ========== ============

Basic net earnings (loss) per Ordinary share       $  0.02       $  (0.20)      $  0.03     $ (0.10)
                                                ===========     ==========   ========== ============

Weighted average number of Ordinary shares
  used in computation of basic earnings (loss)
  per share                                     18,063,334     19,199,771    18,274,259  19,204,162
                                                ===========    ===========   =========== ===========

Diluted earnings (loss) per Ordinary share       $    0.02      $   (0.20)     $   0.03     $ (0.10)
                                                 ==========     ==========   ===========   =========

Weighted average number of Ordinary shares
  used in computation of diluted earnings
 (loss) per share                               18,864,264     19,199,771    19,342,119  19,204,162
                                                ===========    ===========   =========== ==========



The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                             Six months ended
                                                                                 June 30,
                                                                       ------------------------------
                                                                           2002            2001
                                                                       -------------  ---------------
                                                                                 Unaudited
                                                                       ------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                       $     564      $  (1,997)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Income and expenses not affecting operating cash flows:
    Depreciation                                                             1,274            769
    Severance pay, net                                                         (97)           245
    Amortization of deferred stock-based compensation                           91            178
    Other                                                                        -            173

   Changes in operating assets and liabilities:
    Decrease (increase) in trade receivables, net                           (2,030)         1,693
    Decrease (increase) in other receivables and prepaid expenses             (241)           175
    Decrease in inventories                                                    874          2,953
    Decrease in trade payables                                                (199)        (2,185)
    Increase (decrease) in other payables and accrued expenses               2,024         (3,248)
                                                                       -------------  ---------------

 Net cash provided by (used in) operating activities                         2,260         (1,244)
                                                                       -------------  ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in short-term investments                                         15,899         16,583
 Increase in long-term investments                                         (14,866)       (10,593)
 Purchase of property and equipment                                           (858)        (1,151)
 Proceeds from sale of property and equipment                                    -              9
                                                                       -------------  ---------------

 Net cash provided by investing activities                                     175          4,848
                                                                       -------------  ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of share capital                                                     120            401
 Purchase of treasury stock                                                 (1,854)        (2,677)
 Payment of issuance expenses                                                    -           (550)
 Repayment of long-term loans                                                  (13)           (27)
                                                                       -------------  ---------------

 Net cash used in financing activities                                      (1,747)        (2,853)
                                                                       -------------  ---------------

 Increase in cash and cash equivalents                                         688            751
 Cash and cash equivalents at beginning of period                            6,717         41,617
                                                                       -------------  ---------------

 Cash and cash equivalents at end of period                              $   7,405      $  42,368
                                                                       =============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands


NOTE 1:-    SIGNIFICANT ACCOUNTING POLICIES

          a.   The  significant   accounting  policies  applied  in  the  annual
               financial statements of the Company as of December 31, 2001, are applied consistently in these interim financial statements.

          b.   Financial statements in U.S. dollars:

               The Company's transactions are recorded in new Israeli Shekels. Company's management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates, thus the functional and reporting currency of the Company is the dollar.

               Accordingly, transactions and balances, denominated in U.S. dollars, are presented at their original amounts. Non-dollar transactions and balances have been remeasured into U.S. dollars, in accordance with Statement No. 52 of the Financial Accounting Standards Board ("FASB"). All transaction gains or losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies, are reflected in the statements of operations as financial income or expenses, as appropriate.

          c.   Recently issued new accounting standards:

               In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact if any, on the Company's financial position and results of operations.

NOTE 2:-    UNAUDITED INTERIM FINANCIAL STATEMENTS

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands



NOTE 3:-    SHORT-TERM AND LONG-TERM INVESTMENTS

                                                      June 30,     December 31,
                                                        2002           2001
                                                    ------------- -------------
                                                      Unaudited
                                                    -------------

Bank deposits in U.S. dollars bearing annual
  interest rate of approximately 3%                  $  16,245     $  28,396
Marketable debentures, bearing annual
  interest of approximately 6.3%                        20,641        24,389
                                                    ------------- -------------
                                                     $  36,886     $  52,785
                                                    ============= =============

          Marketable debentures in the amount of $24,792 that mature later than June 30, 2003, bearing annual interest of 4.8%, as well as a bank deposit in the amount of $16,400 bearing annual interest of 3.7%, are presented as long-term investments.

          The interest rates are as of June 30, 2002.

NOTE 4:-    INVENTORIES

                                                    June 30,        December 31,
                                                      2002              2001
                                                   -------------   -------------
                                                    Unaudited
                                                   -------------

           Raw materials, parts and supplies       $      482        $     991
           Work in progress                               270              391
           Finished products                              258              502
                                                   -------------   -------------

                                                    $   1,010        $   1,884
                                                   =============   =============

NOTE 5:-    OTHER PAYABLES AND ACCRUED EXPENSES

           Deferred income                         $   2,003        $   3,491
           Employees and employee institutions         1,397            2,369
           Accrued expenses                           12,186            7,702
                                                   -------------   -------------

                                                    $ 15,586         $ 13,562
                                                   =============   =============

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except per share data

NOTE 6:-    SEGMENTS AND CUSTOMER INFORMATION

          a.   Industry segments reporting:

                                  Three months ended      Six months ended
                                     June 30,               June 30,
                               ---------------------- ---------------------
                                  2002       2001        2002       2001
                               ----------- ---------- ----------- ---------
                                                Unaudited
                               --------------------------------------------
       Revenues:
         Product sales         $   8,580   $   5,835    $ 16,919   $ 15,841
         Software sales            3,127       4,595       6,345      9,484
                               ----------- ---------- ----------- ---------

       Total revenues           $ 11,707    $ 10,430    $ 23,264   $ 25,325
       -----                   =========== ========== =========== =========

       Cost of revenues:

         Product sales         $   2,540   $   2,013   $   5,048  $   5,470
         Software sales               31         227          81        494
                               ----------- ---------- ----------- ---------

       Total cost of revenues  $   2,571   $   2,240   $   5,129   $  5,964
       -----                   =========== ========== =========== =========


          b. For the period ended June 30, 2002 and 2001, one customer accounted for approximately 30% and 39%, respectively, of sales for the period.

NOTE 7:-    EARNINGS (LOSS) PER SHARE

            The following table sets forth the calculation of basic and diluted earnings (loss) per share:

                                                   Three months               Six months
                                                  ended June 30,            ended June 30,
                                              ------------------------  -----------------------
                                                 2002         2001        2002         2001
                                              -----------  -----------  ----------  -----------
   Numerator:
   Net income (loss)                             $  292    $  (3,805)      $  564    $ (1,997)
                                              ===========  ===========  ==========  ===========
    Numerator for basic and diluted net
      earnings (loss) per share - income
      available to shareholders of               $  292    $  (3,805)      $  564    $ (1,997)
      Ordinary shares
                                              ===========  ===========  ==========  ===========

   Number of shares:
   ----------------
   Denominator:
     Denominator for basic earnings (loss)
       per share - weighted average of
       Ordinary shares                        18,063,334   19,199,771   18,274,259  19,204,162
     Effect of dilutive securities:
     Employee stock options and unvested
       restricted shares                         800,930        *)  -    1,067,860       *)  -
                                              -----------  -----------  ----------  -----------
     Denominator for diluted earnings per
       share - adjusted weighted average
       shares and assumed conversions         18,864,264   19,199,771   19,342,119  19,204,162
                                              ===========  ===========  ==========  ===========
    *)  Antidilutive.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands


NOTE 8:-    ONE TIME CHARGE

            The Company recorded a one-time charge of $3 million in the second quarter of 2001, for severance costs associated with a 13% workforce reduction as part of its plan to reduce operating expenses.




                             - - - - - - - - - - - -

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

We were incorporated in January 1992, commenced operations in October 1992 and commenced sales of our products in the fourth quarter of 1994. Before that time, our operations consisted primarily of research and development and recruiting personnel. In 1995, we established a wholly owned subsidiary in the United States, RADVision Inc., which conducts our sales and marketing activities in North America. In 2000, we established a wholly owned subsidiary in Hong Kong, RADVision HK Ltd, which conducts our marketing activities in Asia Pacific. In 2001, we established a wholly owned subsidiary in the United Kingdom, RADVision
(UK) Ltd, which conducts our marketing activities in England.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: inventory valuation and revenue recognition. Actual results could differ materially from these estimates.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the moving average method, inventories write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence.

Revenue Recognition. Revenues from sales of products and technology are recognized in accordance with Statement of Position (SOP) 97-2, as amended by SOP 98-4, upon delivery, when collection is probable, the vendor's fee is fixed or determinable and persuasive evidence of an arrangement exists. Provided that all other elements of SOP 97-2 are met, revenues are recognized upon delivery, whether the customer is a distributor or the final end user. Revenues for maintenance and support services are deferred and recognized ratably over the service period.

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

Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. The Company has no obligation to customers after the date in which products are delivered.

Revenues from maintenance and updates are recognized over the term of agreement.

Deferred revenues include unearned amounts received under maintenance contracts, and amounts billed to customers but not yet recognized as revenues.


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

Results of Operations

The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:


                                    Three months           Six months
                                   ended June 30,        ended June 30,
                                 --------------------  --------------------
                                   2001       2002       2001      2002
                                   ----       ----       ----      ----
                                 Unaudited  Unaudited  Unaudited  Unaudited
                                 ---------  ---------  ---------  ---------
Revenues
   Networking products.........    55.9%     73.3%       62.6%     72.7%
   Technology products.........    44.1      26.7        37.4      27.3
   Total revenues..............   100.0     100.0       100.0     100.0
Cost of revenues
   Networking products.........    19.3      21.7        21.6      21.7
   Technology products.........     2.2       0.3         1.9       0.3
   Total cost of revenues......    21.5      22.0        23.5      22.0
Gross profit...................    78.5      78.0        76.5      78.0
Operating expenses
  Research and development.....    43.8      33.0        36.8      34.0
  Marketing and selling........    41.9      39.2        36.4      38.9
  General and administrative...    12.5       9.2         9.8       8.8
  Restructuring costs..........    28.9       -          11.9       -
 Total operating expenses......   127.1      81.4        94.9      81.7
Operating loss.................   (48.6)     (3.4)      (18.4)     (3.7)
Financial income, net..........    12.1       5.9        10.5       6.1
Net income (loss)..............   (36.5)      2.5        (7.9)      2.4
                                  ======      ===        ====       ===


Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2002

Revenues. Revenues increased from $10.4 million for the three months ended June 30, 2001 to $11.7 million for the three months ended June 30, 2002, an increase of $1.3 million, or 12.2%. This increase was due to a $2.8 million, or 48.3%, increase in sales of our networking products, offset by a decrease of $1.5 million, or 32.6%, in sales of technology products.

Revenues from networking products increased from $5.8 million for the three months ended June 30, 2001 to $8.6 million for the three months ended June 30, 2002. The increase in revenues from networking products is attributable to an increase in demand for these units as customers moved from integrated services digital networks, or ISDN, to IP-based networks.

Revenues from technology products decreased from $4.6 million for the three months ended June 30, 2001 to $3.1 million for the three months ended June 30, 2002. This decrease in revenues from technology products was primarily attributable to a decreased market demand as budgets for these products declined due to the worldwide economic downturn.

Revenues from sales to customers in the United States increased from $6.1 million, or 58.6% of revenues, for the three months ended June 30, 2001, to $7.1 million, or 60.7% of revenues, for the three months ended June 30, 2002, an increase of $1.0 million, or 16.4%. This increase in sales to customers in the United States was primarily attributable to increased market demand for our networking products in this region.

Revenues from sales to customers in Europe decreased from $2.2 million, or 21.2% of revenues, for the three months ended June 30, 2001, to $1.9 million, or 16.2% of revenues, for the three months ended June 30, 2002, a decrease of $0.3 million, or 13.6%. This decrease in sales to customers in Europe was primarily attributable to slower adoption of technology in this region.

Revenues from sales to customers in the Far East increased from $1.6 million, or 15.4% of revenues, for the three months ended June 30, 2001, to $2.1 million, or 17.9% of revenues, for the three months ended June 30, 2002, an increase of $0.5 million, or 31.2%. This increase in sales to customers in the Far East was primarily attributable to increased sales efforts.

Revenues from sales to customers in Israel increased from $0.5 million, or 4.8% of revenues, for the three months ended June 30, 2001, to $0.6 million, or 5.1% of revenues, for the three months ended June 30, 2002, an increase of $0.1 million, or 20.0%.

Cost of Revenues. Cost of revenues increased from $2.2 million for the three month period ended June 30, 2001 to $2.6 million for the three months ended June 30, 2002, an increase of $331,000, or 14.8%. Gross profit as a percentage of revenues decreased slightly from 78.5% for the three months ended June 30, 2001 to 78.0% for the three months ended June 30, 2002.

Research and Development. Research and development expenses decreased from $4.6 million for the three months ended June 30, 2001 to $3.9 million for the three months ended June 30, 2002, a decrease of $693,000, or 15.2%. This decrease was primarily attributable to a decrease in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 43.7% for the three months ended June 30, 2001 to 33.0% for the three months ended June 30, 2002.

Marketing and Selling. Marketing and selling expenses increased from $4.4 million for the three months ended June 30, 2001 to $4.6 million for the three months ended June 30, 2002, an increase of $222,000, or 5.1%. This increase was primarily attributable to an increased sales efforts. Marketing and selling expenses as a percentage of revenues decreased from 41.9% for the three months ended June 30, 2001 to 39.2% for the three months ended June 30, 2002.

General and Administrative. General and administrative expenses decreased from $1.3 million for the three months ended June 30, 2001 to $1.1 million for the three months ended June 30, 2002, a decrease of $235,000 or 18.0%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues was 12.5% for the three months ended June 30, 2001 and 9.2% for the three months ended June 30, 2002.

One Time Charge. We recorded a one time charge of $3.0 million in the second quarter of 2001 for severance costs associated with a 13% workforce reduction as part of our plan to reduce operating expenses.

Operating Loss. Our operating loss decreased from $5.1 million for the three months ended June 30, 2001 to $394,000 for the three months ended June 30, 2002 as a result of our cost-cutting efforts.

Financial Income. We had financial income of $686,000 in the three months ended June 30, 2002 as compared to $1.3 million for the three months ended June 30, 2001. This income was principally derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our interest income decreased due to our use of a portion of the proceeds to repurchase stock in the open market in 2001 and the first quarter of 2002 and due to lower prevailing interest rates.

Net Income(Loss). Net income for the quarter was $292,000 compared with a net loss of $3.8 million for the second quarter of 2001.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Revenues. Revenues decreased from $25.3 million for the six months ended June 30, 2001 to $23.3 million for the six months ended June 30, 2002, a decrease of $2.0 million, or 7.9%. This decrease was due to a $3.1 million, or 32.6%, decrease in sales of our technology products, offset in part by a $1.1 million, or 7.0%, increase in sales of networking products.

Revenues from networking products increased from $15.8 million for the six months ended June 30, 2001 to $16.9 million for the six months ended June 30, 2002. The 7.0% increase in revenues from networking products is attributable to a global increase in demand for these units as customers moved from ISDN to IP-based networks, as well as from new agreements that generated additional product sales.

Revenues from technology products decreased from $9.5 million for the six months ended June 30, 2001 to $6.4 million for the six months ended June 30, 2002. This decrease in revenues from technology products was primarily attributable to decreased market demand as budgets for these products declined due to the worldwide economic downturn.

Revenues from sales to customers in the United States decreased from $17.1 million, or 67.6% of revenues, for the six months ended June 30, 2001, to $14.5 million, or 62.2% of revenues, for the six months ended June 30, 2002, a decrease of $2.6 million, or 15.2%. This decrease in sales to customers in the United States was primarily attributable to the ongoing softness in enterprise spending in the United States.

Revenues from sales to customers in Europe decreased from $3.9 million, or 15.4% of revenues, for the six months ended June 30, 2001, to $3.6 million, or % of revenues, for the six months ended June 30, 2002, a decrease of $0.3 million, or 7.7%. This decrease in sales to customers in Europe was primarily attributable to slower adoption of technology in this region.

Revenues from sales to customers in the Far East increased from $3.2 million, or 12.6% of revenues, for the six months ended June 30, 2001, to $4.1 million, or 35.0% of revenues, for the six months ended June 30, 2002, an increase of $0.9 million, or 28.1%. This increase in sales to customers in the Far East was primarily attributable to increased sales efforts.

Revenues from sales to customers in Israel remained constant at $1.1 million for the six months ended June 30, 2001 (4.3% of revenues), and for the six months ended June 30, 2002 (4.7% of revenues).

Cost of Revenues. Cost of revenues decreased from $6.0 million for the six months ended June 30, 2001 to $5.1 million for the six months ended June 30, 2002, a decrease of $835,000, or 14.0%. Gross profit as a percentage of revenues increased from 76.7% for the six months ended June 30, 2001 to 78.0% for the six months ended June 30, 2002, due to the increased proportion of networking product sales that generate a higher profitability.

Research and Development. Research and development expenses decreased from $9.3 million for the six months ended June 30, 2001 to $7.9 million for the six months ended June 30, 2002, a decrease of $1.4 million, or 15.1%. This decrease was primarily attributable to a decrease in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 36.8% for the six months ended June 30, 2001 to 34.0% for the six months ended June 30, 2002.

Marketing and Selling. Marketing and selling expenses decreased from $9.2 million for the six months ended June 30, 2001 to $9.1 million for the six months ended June 30, 2002, a decrease of $149,000, or 16.2%. Marketing and selling expenses as a percentage of revenues increased from 36.4% for the six months ended June 30, 2001 to 38.9% for the six months ended June 30, 2002.

General and Administrative. General and administrative expenses decreased from $2.5 million for the six months ended June 30, 2001 to $2.0 million for the six months ended June 30, 2002, a decrease of $435,000 or 17.6%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues was 9.8% for the six months ended June 30, 2001 and 8.8% for the six months ended June 30, 2002.

One Time Charge. We recorded a one time charge of $3.0 million in the first six months of 2001 for severance costs associated with a 13% workforce reduction as part of our plan to reduce operating expenses.

Operating Loss. Our operating loss decreased from $4.7 million for the six months ended June 30, 2001 to $874,000 for the six months ended June 30, 2002 as a result of cost cutting efforts.

Financial Income. Financial income decreased from $2.8 million for the six months ended June 30, 2001 to $1.4 million for the six months ended June 30, 2002 principally as a result of the decreased interest income we derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our interest income decreased due to our use of a portion of the proceeds in 2001 and the first quarter of 2002 to repurchase stock in the open market and due to lower prevailing interest rates.

Net Income(Loss). Net income for the first six months of 2002 was $565,000 compared with a net loss of $2.0 million for the first six months of 2001.

Liquidity and Capital Resources

From our inception until our initial public offering in March 2000, we financed our operations through cash generated by operations and a combination of private placements of our share capital and borrowings under lines of credit. Through December 31, 1999, we raised a total of approximately $12.2 million in aggregate net proceeds in four private placements. In March 2000, we sold 4,370,000 of our ordinary shares in an initial public offering and 590,822 ordinary shares in a private placement. We received net proceeds of $89.2 million from the public offering and private placement. As of June 30, 2002, we had approximately $7.4 million in cash and cash equivalents and our working capital was approximately $37.7 million.

Net cash used in operating activities was approximately $2.3 million for the six months ended June 30, 2002. This amount was primarily attributable to a decrease of $2.0 million in other payables and accrued expenses, depreciation expenses of $1.3 million and a decrease in inventories of $0.9 million. These increases in cash used in operating activities were offset in part by an increase in trade receivables of $2.0 million.

The decrease in inventory for the six months ended June 30, 2002 was primarily due to our continued efforts to manage our inventory to correspond with the expected need of the networking market. The increase in accounts receivable for the six months ended June 30, 2002 was primarily the result of increase in our revenues compared to the last quarter of 2001.

Net cash provided by investing activities was $175,000 for the six months ended June 30, 2002. During the six months ended June 30, 2002, $0.9 million of cash used in investing activities was for purchases of property and equipment .

Net cash used in financing activities was $1.7 million for the six months ended June 30, 2002.

As of June 30, 2002, we had $6,000 outstanding under an equipment term loan facility and a $2.5 million line of credit.

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

On February 28, 2001, we announced that our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares in the open market from time to time at prevailing market prices. We completed the share repurchase program in the first quarter of 2002, having repurchased a total of 1,866,115 ordinary shares at a cost of $11.8 million. We may use the repurchased shares for issuance upon exercise of employee stock options or other corporate purposes.

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

                                                              For the account of
                                            For the account     the selling
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

               The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending June 30, 2002. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.

                                                Direct or indirect payments to
                                                persons other than affiliated
                                                           persons
                                                ------------------------------

     Underwriting discounts and commissions ..           $6,118,000
     Finders' fees ...........................              550,000
     Expenses paid to or for underwriters.....               41,290
     Other expenses ..........................            2,241,113
                                                          ---------
     Total expenses ..........................           $8,950,403
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

                                                 Direct or indirect payments
                                                 to persons other than to
Purpose                                          affiliated persons
----------------------------------------------   ---------------------------
 Acquisition of other companies and
  business(es) ..............................                 N/A
 Construction of plant, building and facilities               N/A
 Purchase and installation of machinery
   and equipment ............................                 N/A
 Purchase of real estate ....................                 N/A
 Repayment of indebtedness ..................                 N/A
 Working capital ............................             $58,448,000
 Temporary investments ......................                 N/A
 Other purposes .............................                 N/A




Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          During the three month period ended June 30, 2002, we held our Annual General Meeting of Shareholders.

          At the meeting, held on June 29, 2002, our shareholders voted:

     1. To consider and receive the Directors' Annual Report to Shareholders for the year ended December 31, 2001, and to consider and receive the Company's Consolidated Financial Statements for the year ended December 31, 2001, and the auditor's report thereon.

                                        For              Against      Abstained
                                        ---              -------      ---------
                                        11,978,057        3,374        1,180

     2. To appoint Kost Forer & Gabbay, a member of Ernst & Young International, to conduct the annual audit of the Company's financial statements for the year ending December 31, 2002, and to authorize the Board of Directors to fix their compensation.


                                        For              Against      Abstained
                                        ---              -------      ---------
                                        11,939,595       37,516       5,500

     3. To elect the following directors to hold office for a term until their successors are duly elected and qualified at our 2003 Annual General Meeting of Shareholders.


                                          For              Against   Abstained
                                          ---              -------   ---------
               Zohar Zisapel.........     11,946,378       36,233        0
               Gadi Tamari...........     11,946,378       36,233        0
               Ami Amir..............     11,946,378       36,233        0

               Efraim Wachtel........     11,946,378       36,233        0
               Andreas Mattes........     11,946,378       36,233        0

     4.   To approve the grant of options to directors of the company.


                                          For            Against       Abstained
                                          ---            -------       ---------
                                          4,116,456      1,427,615      9,858

     5. To approve an amendment to our Year 2000 Employee Stock Option Plan, increasing the number of ordinary shares reserved for issuance thereunder from 3,009,052 to 3,241,552.


                                          For            Against       Abstained
                                          ---            -------       ---------
                                          4,131,066      1,418,300      4,563


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

          99.1 Certification  by Chief Executive  Officer  Pursuant to 18 U.S.C.
               Section  1350,  As  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          99.2 Certification  by Chief Financial  Officer  Pursuant to 18 U.S.C.
               Section  1350,  As  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

               On April 29, 2002 the Registrant filed with the Securities and Exchange Commission a Form 8-K, bearing a cover date of April 26, 2002, reporting a change in certifying accountant.

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


Date:  August 13, 2002