Form 10-Q
period 2002-09-30
RADVISION LTD
filed 2002-11-14
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

                             ___972-3-645-5220_____
              (Registrant's Telephone Number, Including Area Code)

                       _____________N/A __________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes [X]  No  [   ]

As of November 12, 2002 the Registrant had 20,069,224 Ordinary Shares, par value NIS 0.1 per share, outstanding.

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

                                             RADVISION LTD. AND ITS SUBSIDIARIES


                                 RADVISION LTD.

                                      INDEX

                                                                            Page

Part I - Financial Information:

Item 1.Condensed Consolidated Balance Sheets
           as of September 30, 2002 (unaudited) and December 31, 2001..........4

       Condensed Consolidated Statements of Operations -
           for the Three Months and Nine Months
           ended September 30, 2002 and 2001 (unaudited)...................... 5

       Condensed Consolidated Statements of Cash Flows - for the Nine Months ended September 30, 2002 and 2001 (unaudited)...6

       Notes to Condensed Consolidated Financial Statements....................7

Item 2.Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................11


Item 3.Quantitative and Qualitative Disclosure About Market Risk............. 17


Item 4.Controls and Procedures................................................18


Part II - Other Information:

Item 1. Legal Proceedings.....................................................18

Item 2. Changes in Securities and Use of Proceeds.............................18

Item 3. Defaults Upon Senior Securities.......................................19

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 5. Other Information.....................................................19

Item 6. Exhibits and Reports on Form 8-K......................................20

                  Signatures..................................................21

                  Certifications

                  Exhibit 99.1................................................22
                  Exhibit 99.2................................................23
                  Exhibit 99.3................................................24
                  Exhibit 99.4................................................25

                         PART I - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
U.S. dollars in thousands, except share data


                                                                                      September 30,
                                                                                           2002            December 31, 2001
                                                                                    ------------------    -------------------
                                                                                        Unaudited
                                                                                    ------------------
      ASSETS

   CURRENT ASSETS:
   Cash and cash equivalents                                                      $  14,628              $  6,717
   Short-term investments                                                            28,392                52,785
   Trade receivables, net of allowance for doubtful accounts of $ 1,829 and
    $ 1,126 as of September 30, 2002 and December 31, 2001, respectively              6,546                 5,078
   Other accounts receivable and prepaid expenses                                     2,187                 1,259
   Inventories                                                                        1,110                 1,884
                                                                                    ------------------    -------------------

   Total current assets                                                               52,863                67,723
   -----
                                                                                    ------------------    -------------------

   LONG-TERM INVESTMENTS                                                              43,878                26,326
                                                                                    ------------------    -------------------

   PROPERTY AND EQUIPMENT, NET                                                        3,678                 4,518
                                                                                    ------------------    -------------------

   DEPOSIT WITH INSURANCE COMPANIES                                                   1,456                 1,200
                                                                                    ------------------    -------------------

   Total assets                                                                   $ 101,875              $ 99,767
   -----
                                                                                    ==================    ===================

      LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
   Current maturities of long-term loans                                          $       -              $     19
   Trade payables                                                                        363                  765
   Other accounts payable and accrued expenses                                        16,323               13,562
                                                                                    ------------------    -------------------

   Total current liabilities                                                          16,686               14,346
   ------
                                                                                    ------------------    -------------------

   ACCRUED SEVERANCE PAY                                                               1,992                 1,872
                                                                                    ------------------    -------------------

   SHAREHOLDERS' EQUITY:
   Ordinary shares of NIS 0.1 par value - Authorized: 24,984,470 shares; Issued and outstanding: 20,017,885 and 19,889,690 shares as of September 30,
    2002 and December 31, 2001, respectively                                             185                   182
   Additional paid-in capital                                                        104,358               104,209
   Deferred stock-based compensation                                                    (163)                 (299)
   Accumulated deficit                                                                (9,426)              (10,640)
                                                                                    ------------------    -------------------

                                                                                      94,954                93,452
   Less - cost of Treasury stock - 1,866,115 and 1,585,446 Ordinary shares of
    NIS 0.1 par value as of September 30, 2002 and December 31, 2001,
    respectively                                                                      11,757                 9,903
                                                                                    ------------------    -------------------

   Total shareholders' equity                                                         83,197                83,549
   -----
                                                                                    ------------------    -------------------

   Total liabilities and shareholders' equity                                     $  101,875              $ 99,767
   -----
                                                                                    ==================    ===================

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
U.S. dollars in thousands, except per share and share data


                                                                 Nine months ended               Three months ended
                                                                   September 30,                    September 30,
                                                           ------------------------------   ------------------------------
                                                           ------------------------------   ------------------------------
                                                               2002            2001             2002            2001
                                                           -------------   --------------   --------------  --------------
                                                                                     Unaudited
                                                           ---------------------------------------------------------------
                                                           ---------------------------------------------------------------

 Revenues                                                     $ 35,422        $ 35,532         $ 12,158        $ 10,207
 Cost of revenues                                                7,744           8,063            2,615           2,099
                                                           -------------   --------------   --------------  --------------
 Gross profit                                                   27,678          27,469            9,543           8,108
                                                           -------------   --------------   --------------  --------------


 Operating costs and expenses:

   Research and development                                     11,726          13,639            3,815           4,319
   Marketing and selling                                        13,698          12,895            4,642           3,690
   General and administrative                                    3,113           3,534            1,071           1,057
   Restructuring costs                                               -           3,023                -               -
                                                           -------------   --------------   --------------  --------------


 Total operating costs and expenses                             28,537          33,091            9,528           9,066
 -----
                                                           -------------   --------------   --------------  --------------


 Operating income (loss)                                          (859)         (5,622)              15            (958)
 Financial income, net                                           2,073           3,959              635           1,118
 Other expenses                                                      -            (174)               -               -
                                                           -------------   --------------   --------------  --------------


 Net income (loss)                                             $ 1,214        $ (1,837)           $ 650           $ 160
                                                           =============   ==============   ==============  ==============


 Basic net earnings (loss) per Ordinary share                    $ 0.07        $ (0.10)          $ 0.04          $ 0.01
                                                           =============   ==============   ==============  ==============


 Weighted average number of Ordinary shares
   used in calculation of basic earnings (loss)
   per share                                                18,298,174      19,088,173       18,137,900      18,995,041
                                                           =============   ==============   ==============  ==============


 Diluted earnings (loss) per Ordinary share                    $ 0.06        $ (0.10)         $ 0.03           $ 0.01
                                                           =============   ==============   ==============  ==============


 Weighted average number of Ordinary shares
   used in calculation of diluted earnings (loss)
   per share                                                19,381,940      19,088,173       18,792,868      20,226,819
                                                           =============   ==============   ==============  ==============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

U.S. dollars in thousands


                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                            --------------------------------
                                                                                            -------------- - ---------------
                                                                                                 2002             2001
                                                                                            --------------   ---------------
                                                                                                       Unaudited
                                                                                            --------------------------------
  Cash flows from operating activities:
  ------------------------------------
  Net income (loss)                                                                          $    1,214       $   (1,837)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                                             1,831            1,702
    Severance pay, net                                                                       (136)            208
    Amortization of deferred stock-based compensation                                        136              260
    Decrease (increase) in trade receivables, net                                            (1,468)          1,622
    Increase in other accounts receivable and prepaid expenses                               (928)            (71)
    Decrease in inventories                                                                  774              3,284
    Decrease in trade payables                                                               (402)            (2,142)
    Increase (decrease) in other accounts payable and accrued expenses                       2,761            (4,004)
    Other                                                                                    -                174
                                                                                            --------------   ---------------

  Net cash provided by (used in) operating activities                                        3,782            (804)
                                                                                            --------------   ---------------

  Cash flows from investing activities:
  ------------------------------------
  Decrease in short-term investments                                                         24,353           18,004
  Increase in long-term investments                                                          (17,512)         (19,934)
  Purchase of property and equipment                                                         (991)            (1,479)
  Proceeds from sale of property and equipment                                               -                9
                                                                                            --------------   ---------------

  Net cash provided by (used in) investing activities                                        5,850            (3,400)
                                                                                            --------------   ---------------

  Cash flows from financing activities:
  ------------------------------------
  Issuance of share capital                                                                  152              543
  Purchase of Treasury stock                                                                 (1,854)          (6,186)
  Payment of issuance expenses                                                               -                (550)
  Repayment of long-term loans                                                               (19)             (39)
                                                                                            --------------   ---------------

  Net cash used in financing activities                                                      (1,721)          (6,232)
                                                                                            --------------   ---------------

  Increase (decrease) in cash and cash equivalents                                           7,911            (10,436)
  Cash and cash equivalents at beginning of period                                           $    6,717       $   41,617
                                                                                            --------------   ---------------

  Cash and cash equivalents at end of period                                                 $   14,628       $   31,181
                                                                                            ==============   ===============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES


                                       25

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

     a. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2001 are applied consistently in these financial statements.

     b. Recently issued accounting standards: In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact if any, on the Company's financial position and results of operations.

          FASB recently also issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
          (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or operating results.

NOTE 2: UNAUDITED INTERIM FINANCIAL STATEMENTS

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

NOTE 3:  SHORT-TERM INVESTMENTS

                                                                              September 30,              December 31,
                                                                                   2002                      2001
                                                                          -----------------------     --------------------
                                                                                  Unaudited
                                                                          -----------------------
                                                                          -----------------------

          Bank deposits in U.S. dollars bearing annual interest
            at a rate of approximately 2.7%                               $12,732                     $28,396
          Marketable debentures, bearing annual interest at a rate
            of approximately 6.1%                                         $15,660                     $24,389
                                                                          -----------------------     --------------------

                                                                          $28,392                     $52,785
                                                                          =======================     ====================

              Marketable debentures in the amount of $ 29,516 that mature later than September 30, 2003, bearing annual interest of 4.7%, as well as a bank deposit in the amount of $ 14,362 bearing annual interest of 3.7%, are presented as long-term investments.

              The interest rates are as of September 30, 2002.

NOTE 4:  INVENTORIES

                                                                              September 30,              December 31,
                                                                                   2002                      2001
                                                                          -----------------------     --------------------
                                                                                Unaudited
                                                                          -----------------------

             Raw materials, parts and supplies                              $        429                $        991
             Work in progress                                                        559                         391
             Finished products                                                       122                         502
                                                                          -----------------------     --------------------

                                                                            $      1,110                $      1,884
                                                                          =======================     ====================


NOTE 5:  OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                             September 30,             December 31,
                                                                                  2002                     2001
                                                                          ---------------------    ---------------------
                                                                          ---------------------    ---------------------
                                                                               Unaudited
                                                                          ---------------------
                                                                          ---------------------
             Deferred income                                                $      2,127             $      3,491
             Employees and employee institutions                                   1,419                    2,369
             Accrued expenses                                                     12,777                    7,702
                                                                          ---------------------    ---------------------

                                                                            $     16,323             $     13,562
                                                                          =====================    =====================


NOTE 6:  SEGMENTS AND CUSTOMER INFORMATION

              a. Intersegment revenues and cost of revenues:

                                                                 Nine months ended                Three months ended
                                                                   September 30,                     September 30,
                                                           -------------------------------   ------------------------------
                                                           -------------------------------   ------------------------------
                                                               2002             2001             2002            2001
                                                           --------------   --------------   --------------  --------------
                                                                                      Unaudited
                                                           ----------------------------------------------------------------
                    Revenues:
                      Product sales                        $ 25,956         $ 22,091        $ 9,037          $ 6,250
                      Software sales                          9,466           13,441           3,121            3,957
                                                           --------------   --------------  --------------   --------------
                    Total revenues                         $ 35,422         $ 35,532        $ 12,158         $ 10,207
                    -----
                                                           ==============   ==============  ==============   ==============

                    Cost of revenues:
                      Product sales                        $ 7,656          $ 7,744         $ 2,608          $ 2,017
                      Software sales                            88              319               7               82
                                                           --------------   --------------  --------------   --------------

                    Total cost of revenues                 $ 7,744          $ 8,063         $ 2,615          $ 2,099
                    -----
                                                           ==============   ==============  ==============   ==============

              b. For the nine months ended September 30, 2002 and 2001, one customer accounted for approximately 27% and 35%, respectively, of sales for the period.

NOTE 7:  EARNINGS (LOSS) PER SHARE

              The following table sets forth the calculation of basic and diluted earnings (loss) per share:

                                                   Nine months ended                Three months ended
                                                     September 30,                     September 30,
                                             ------------------------------   -------------------------------
                                             ------------------------------   -------------------------------
                                                 2002             2001             2002            2001
                                             -------------   --------------   --------------  ---------------
                                                                        Unaudited
                                             ----------------------------------------------------------------
 Numerator:
 Net income (loss)                            $     1,214     $    (1,837)    $       650      $        160
                                             =============   ==============  ==============   ===============
 Numerator for diluted earnings per share
  - income (loss)                             $     1,214     $    (1,837)    $       650      $        160
                                             =============   ==============  ==============   ===============

 Number of shares:
  Denominator:
    Denominator for basic earnings (loss)
     per share - weighted average of
     Ordinary shares                          18,298,174      19,088,173      18,137,900       18,955,041
    Effect of dilutive securities:
    Employee stock options and unvested
     restricted shares                         1,083,766      *)   -             654,968        1,271,778
                                             -------------   --------------  --------------   ---------------
                                             -------------   --------------  --------------   ---------------

 Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed conversions               19,381,940      19,088,173      18,792,868       20,226,819
                                             =============   ==============  ==============   ===============

*) Antidilutive.


NOTE 8:  ONE-TIME EXPENSES

              The Company recorded a one-time expense of $ 3 million in the second quarter of 2001, for severance costs associated with a 13% workforce reduction as part of its plan to reduce operating expenses.


NOTE 9:  SUBSEQUENT EVENTS

              Effective October 20, 2002, the Company's shares were listed for dual trading on the Tel-Aviv Stock Exchange. The Company's shares had previously been listed for trading only on the Nasdaq National Market.



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

Revenue Recognition. Revenues from sales of products and technology are recognized in accordance with Statement of Position (SOP) 97-2, as amended by SOP 98-9, upon delivery, when collection is probable, the vendor's fee is fixed or determinable and persuasive evidence of an arrangement exists. Provided that all other elements of SOP 97-2 are met, revenues are recognized upon delivery, whether the customer is a distributor or the final end user. Revenues for maintenance and support services are deferred and recognized ratably over the service period.

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

Revenues from products sales are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. The Company has no obligation to customers after the date on which products are delivered. Revenues from maintenance and updates are recognized over the term of agreement.

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

Results of Operations

The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:


                                                           Three months           Nine months
                                                       ended September 30,    ended September 30,
                                                         2001       2002        2001       2002
                                                      Unaudited  Unaudited   Unaudited  Unaudited
Revenues
   Networking products.............................     61.2%      74.3%       62.2%      72.9%
   Technology products.............................     38.8       25.7        38.8       27.1
   Total revenues..................................    100.0      100.0       100.0      100.0
Cost of revenues
   Networking products.............................     19.8       21.4        21.8       21.7
   Technology products.............................      0.8        0.1         0.9        0.2
   Total cost of revenues..........................     20.6       21.5        22.7       21.9
Gross profit.......................................     79.4       78.5        77.3       78.1
Operating expenses
   Research and development........................     42.3       31.4        38.4       33.1
   Marketing and selling...........................     36.2       38.2        36.3       38.7
   General and administrative......................     10.3        8.8         9.9        8.8
   Restructuring costs.............................      -                      8.5
 Total operating expenses..........................     88.8       78.4        93.1       80.6
Operating profit (loss)............................     (9.4)       0.1       (15.8)      (2.5)
Financial income, net..............................     11.0        5.2        10.6        5.9
Net income (loss)..................................      1.6        5.3        (5.2)       3.4
                                                         ===        ===        ====        ===


-----------------------------------------------------

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2002

Revenues. Revenues increased from $10.2 million for the three months ended September 30, 2001 to $12.2 million for the three months ended September 30, 2002, an increase of $2.0 million, or 19.6%. This increase was due to a $2.9 million, or 46.8%, increase in sales of our networking products, and a decrease of $900,000, or 22.5%, in sales of technology products.

Revenues from networking products increased from $6.2 million for the three months ended September 30, 2001 to $9.1 million for the three months ended September 30, 2002. The increase in revenues from networking products is attributable to an increase in demand for these units as customers moved from integrated services digital networks, or ISDN, to IP-based networks.

Revenues from technology products decreased from $4.0 million for the three months ended September 30, 2001 to $3.1 million for the three months ended September 30, 2002. This decrease in revenues was primarily attributable to decreased market demand as budgets for these products declined due to the worldwide economic downturn.

Revenues from sales to customers in the United States decreased from $5.8 million, or 56% of revenues, for the three months ended September 30, 2001, to $5.4 million, or 44.3% of revenues, for the three months ended September 30, 2002, a decrease of $400,000, or 6.9%. This decrease in sales was primarily as a result of the ongoing softness in enterprise spending in the United States.

Revenues from sales to customers in Europe increased from $2.5 million, or 24.5% of revenues, for the three months ended September 30, 2001, to $3.0 million, or 24.5% of revenues, for the three months ended September 30, 2002, an increase of $500,000, or 20.0%. This increase in sales was primarily attributable to increased sales efforts in this region.

Revenues from sales to customers in the Far East increased from $1.6 million, or 15.7% of revenues, for the three months ended September 30, 2001, to $3.3 million, or 27.0% of revenues, for the three months ended September 30, 2002, an increase of $1.7 million, or 106.2%. This increase in sales was primarily attributable to increased sales efforts in this region.

Revenues from sales to customers in Israel increased from $0.3 million, or 2.9% of revenues, for the three months ended September 30, 2001, to $0.5 million, or 4.1% of revenues, for the three months ended September 30, 2002, an increase of $200,000, or 66.7%.

Cost of Revenues. Cost of revenues increased from $2.1 million for the three month period ended September 30, 2001 to $2.6 million for the three months ended September 30, 2002, an increase of $500,000, or 23.8%. Gross profit as a percentage of revenues decreased slightly from 79.4% for the three months ended September 30, 2001 to 78.5% for the three months ended September 30, 2002.

Research and Development. Research and development expenses, decreased from $4.3 million for the three months ended September 30, 2001 to $3.8 million for the three months ended September 30, 2002, a decrease of $500,000, or 11.6%. This decrease was primarily attributable to a decrease in the number of research and development personnel whom we employed. We have decreased our research and development personnel consistent with the scope of our research and development programs. Research and development expenses as a percentage of revenues decreased from 42.3% for the three months ended September 30, 2001 to 31.4% for the three months ended September 30, 2002.

Marketing and Selling. Marketing and selling expenses increased from $3.7 million for the three months ended September 30, 2001 to $4.6 million for the three months ended September 30, 2002, an increase of $900,000, or 24.3%. We increased our sales and marketing expenses in response to current and expected continued improvement in the market for our products. Marketing and selling expenses as a percentage of revenues increased from 36.2% for the three months ended September 30, 2001 to 38.2% for the three months ended September 30, 2002.

General and Administrative. General and administrative expenses remained constant at a slightly less than $1.1 million for both periods. General and administrative expenses as a percentage of revenues were 10.3% for the three months ended September 30, 2001 and 8.8% for the three months ended September 30, 2002.

Operating Income (Loss). We had an operating loss of $1.0 million for the three months ended September 30, 2001 compared to operating income of $15,000 for the three months ended September 30, 2002 principally as a result of our increased revenues.

Financial Income. We had financial income of $1.1 million for the three months ended September 30, 2001 compared to $635,000 for the three months ended September 30, 2002. This income was principally derived from the investment of the proceeds of our March 2001 initial public offering and private placement. Our financial income declined principally as a result of lower interest rates and the use of a portion of our invested funds in connection with our 2001 stock repurchase program.

Net Income(Loss). Net income for the quarter was $650,000 compared with net income of $160,000 for the third quarter of 2001.

Nine months Ended September 30, 2001 Compared with Nine months Ended September 30, 2002

Revenues. Revenues decreased slightly from $35.5 million for the nine months ended September 30, 2001 to $35.4 million for the nine months ended September 30, 2002, a decrease of $110,000.

Revenues from networking products increased from $22.1 million for the nine months ended September 30, 2001 to $25.9 million for the nine months ended September 30, 2002. The increase in revenues from networking products is attributable to a global increase in demand for these units as customers moved from integrated services digital networks, or ISDN, to IP-based networks, as well as from new OEM agreements that generated additional product sales.

Revenues from technology products decreased from $13.4 million for the nine months ended September 30, 2001 to $9.5 million for the nine months ended September 30, 2002. This decrease in revenues was primarily attributable to decreased market demand.

Revenues from sales to customers in the United States decreased from $22.9 million, or 64.5% of revenues, for the nine months ended September 30, 2001, to $19.8 million, or 55.9% of revenues, for the nine months ended September 30, 2002, a decrease of $3.1 million, or 13.5%. This decrease in sales to customers in the United States was primarily attributable to the ongoing softness in enterprise spending in the United States.

Revenues from sales to customers in Europe increased from $6.4 million, or 18% of revenues, for the nine months ended September 30, 2001, to $6.6 million, or 18.6% of revenues, for the nine months ended September 30, 2002, an increase of $200,000, or 3.1%.

Revenues from sales to customers in the Far East increased from $4.8 million, or 13.5% of revenues, for the nine months ended September 30, 2001, to $7.4 million, or 20.9% of revenues, for the nine months ended September 30, 2002, an increase of $2.6 million, or 54.2%. This increase in sales was primarily attributable to increased sales efforts in this region.

Revenues from sales to customers in Israel increased from $1.4 million, or 3.9% of revenues, for the nine months ended September 30, 2001, to $1.6 million, or 4.5% of revenues, for the nine months ended September 30, 2002, a increase of $200,000, or 14.3%.

Cost of Revenues. Cost of revenues decreased from $8.1 million for the nine months ended September 30, 2001 to $7.7 million for the nine months ended September 30, 2002, a decrease of $400,000, or 4.9%. Gross profit as a percentage of revenues increased from 77.3% for the nine months ended September 30, 2001 to 78.1% for the nine months ended September 30, 2002, due to the increased level of networking products sales that generate a higher level of profitability.

Research and Development. Research and development expenses decreased from $13.6 million for the nine months ended September 30, 2001 to $11.7 million for the nine months ended September 30, 2002, a decrease of $1.9 million, or 13.9%. This decrease was primarily attributable to a decrease in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 38.4% for the nine months ended September 30, 2001 to 33.1% for the nine months ended September 30, 2002.

Marketing and Selling. Marketing and selling expenses increased from $12.9 million for the nine months ended September 30, 2001 to $13.7 million for the nine months ended September 30, 2002, an increase of $800,000, or 6.2%. We increased our sales and marketing expenses in response to current and expected continued improvement in the market for our products. Marketing and selling expenses as a percentage of revenues increased from 36.3% for the nine months ended September 30, 2001 to 38.7% for the nine months ended September 30, 2002.

General and Administrative. General and administrative expenses decreased from $3.5 million for the nine months ended September 30, 2001 to $3.1 million for the nine months ended September 30, 2002, a decrease of $0.4 million or 11.4%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues was 9.9% for the nine months ended September 30, 2001 and 8.8% for the nine months ended September 30, 2002.

One Time Charge. We recorded a one time charge of $3.0 million in the first nine months of 2001 for severance costs associated with a 13% workforce reduction as part of our plan to reduce operating expenses.

Operating Loss. Our operating loss decreased from $5.6 million for the nine months ended September 30, 2001 to $900,000 for the nine months ended September 30, 2002.

Financial Income. Financial income decreased from $3.9 million for the nine months ended September 30, 2001 to $2.1 million for the nine months ended September 30, 2002, principally as a result of lower interest rates we derived from the investment of the proceeds of our March 2001 initial public offering and private placement and the use of a portion of our invested funds in connection with our 2001 stock repurchase plan.

Net Income(Loss). Net income for the first nine months of 2002 was $1.2 million compared with a net loss of $1.8 for the first nine months of 2001.

Liquidity and Capital Resources

From our inception until our initial public offering in March 2001, we financed our operations through cash generated by operations and a combination of private placements of our share capital and borrowings under lines of credit. Through December 31, 1999, we raised a total of approximately $12.2 million in aggregate net proceeds in four private placements. In March 2000, we sold 4,370,000 of our ordinary shares in an initial public offering and 590,822 ordinary shares in a private placement. We received net proceeds of $89.2 million from the public offering and private placement. As of September 30, 2002, we had approximately $14.6 million in cash and cash equivalents and our working capital was approximately $36.2 million.

Net cash provided by operating activities was approximately $3.8 million for the nine months ended September 30, 2002. This amount was primarily attributable to an increase of $2.8 million in other payables and accrued expenses, depreciation expenses of $1.8 million and a decrease in inventories of $800,000. These increases in cash provided by operating activities were offset in part by an increase in trade receivables of $1.5 million and increase in other accounts receivables and prepaid expenses of $900,000.

The decrease in inventory at September 30, 2002 was primarily due to our efforts to manage our inventory to correspond with the expected need of the networking market. The increase in accounts receivable at September 30, 2002 was primarily the result of increased sales in the quarter compared to the lower level of sales during the last months of 2001.

Net cash provided by investing activities was $5.8 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, $1.0 million of cash used in investing activities was for purchases of property and equipment.

Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2002, those funds were primarily used for stock repurchases.

As of September 30, 2002, we had an unused $2.5 million line of credit.

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

On August 28, 2002, we announced that our Board of Directors authorized the repurchase of up to $10 million or 2 million of the company's outstanding ordinary shares in the open market from time to time at prevailing market prices. We are awaiting court approval in order to initiate the repurchase program.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of the filing of this Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

There have been no significant changes in the Company's internal controls or other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

          Use of Proceeds. The following information required by Item 701(f) of Regulation S-K relates to our initial public offering of ordinary shares of our company on March 14, 2001. The following table sets forth, with respect to the ordinary shares registered, the amount of securities registered, the aggregate offering price of amount registered, the amount sold and the aggregate offering price of the amount sold, for both the account of our company and the account of any selling security holder.

                                                                     For the account of    For the account of the
                                                                           the company     selling shareholder

                ---------------------------------------------------
                Number of ordinary shares registered ..........              4,370,000                   N/A
                Aggregate offering price of shares registered .            $87,400,000                   N/A
                Number of ordinary shares sold ................              4,370,000                   N/A
                Aggregate offering price of shares sold .......            $87,400,000                   N/A

                  The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending September 30, 2002. None of such expenses were paid directly or indirectly to directors, officers, persons owning
                  10% or more of any class of equity securities of our company or to our affiliates.



                                                                                 Direct or indirect payments to
                                                                             persons other than affiliated persons
                                                                             -------------------------------------
                                                                                         $6,118,000
                Underwriting discounts and commissions ................
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

                                                             Direct or indirect payments to
                                                             persons other than to affiliated
Purpose                                                      persons

-------------------------------------------------------
 Acquisition of other companies and business(es) ......                     N/A
 Construction of plant, building and facilities........                     N/A
 Purchase and installation of machinery
   and equipment ......................................                     N/A
 Purchase of real estate ..............................                     N/A
 Repayment of indebtedness ............................                     N/A
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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

99.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                     RADVISION LTD.
                                                       (Registrant)



                                                     /s/Gad Tamari
                                                     -------------
                                                     Gad Tamari
                                                     Chief Executive Officer



                                                     /s/David Seligman
                                                     -----------------
                                                     David Seligman
                                                     Chief Financial Officer


Date:  November 13, 2002

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Gad Tamari, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RADVision Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Gad Tamari*
--------------
Gad Tamari
Chief Executive Officer

* The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, David Seligman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RADVision Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/David Seligman*
-----------------
David Seligman
Chief Financial Officer


* The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

                                                                   Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of RADVision Ltd. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gad Tamari, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Gad Tamari*
--------------
Gad Tamari
Chief Executive Officer
November 13, 2002


* The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

                                                                   Exhibit 99.4

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of RADVision Ltd. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Seligman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/David Seligman*
------------------
David Seligman
Chief Financial Officer
November 13, 2002



* The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.