Form 10-K
period 2002-12-31
RADVISION LTD
filed 2003-03-31
CIK 1105519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from __ to __

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not applicable. See Preliminary Notes on page 4.)

        As of June 28, 2002, 18,150,070 ordinary shares of RADVISION Ltd. were outstanding (not including treasury shares). The aggregate market value of the ordinary shares held by non-affiliates was approximately $66.2 million.

                                   -----------


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS
                                -----------------


PART I.........................................................................5

   Item 1.  Business...........................................................5
   Item 2.  Properties........................................................35
   Item 3.  Legal Proceedings.................................................36
   Item 4.  Submission of Matters to a Vote of Security Holders...............36

PART II.......................................................................37

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters...........................................................37
   Item 6.  Selected Financial Data...........................................40
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of  Operations............................................41
   Item 7A. Qualitative and Qualitative Disclosures About Market Risk.........54
   Item 8.  Financial Statement and Supplementary Data........................55
   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................55

PART III......................................................................56

   Item 10. Directors and Executive Officers of the Registrant................56
   Item 11. Executive Compensation............................................64
   Item 12. Security Ownership of Certain Beneficial Owners and Management....69
   Item 13. Certain Relationships and Related Transactions....................70
   Item 14. Controls and Procedures...........................................73

PART IV.......................................................................74

   Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..74

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

        This annual report and the exhibits thereto and any other document we file pursuant to the Exchange Act may be inspected without charge and copied at prescribed rates at the following Securities and Exchange Commission public reference room: 450 Fifth Street, N.W., Judiciary Plaza, Room 1024, Washington, D.C. 20549, on the Securities and Exchange Commission Internet site (http://www.sec.gov) and on our website www.radvision.com.

        Pursuant to Rule 3a12-3 under the 1934 Act regarding foreign private issuers, the proxy solicitations of RADVISION Ltd. are not subject to the disclosure and procedural requirements of Regulation 14A under the 1934 Act, and transactions in its equity securities by its officers and directors are exempt from Section 16 of the 1934 Act. However, we distribute annually to our shareholders an annual report containing financial statements that have been examined and reported on, with an opinion expressed by, an independent public accounting firm.

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

                                     PART I


Item 1. Business

General


        We were incorporated under the laws of the State of Israel in January1992, commenced operations in October 1992 and commenced sales of our products in the fourth quarter of 1994. Before that time, our operations consisted primarily of research and development and recruiting personnel. We are a public limited liability company under the Israeli Companies Law 1999 and operate under this law and associated legislation. Our registered offices and principal place of business are located at 24 Raoul Wallenberg Street Tel Aviv 69719, Israel. Our address on the Internet is www.radvision.com. The information on our website is not incorporated by reference into this annual report.

        With over a decade in business, RADVISION is the industry's leading provider of high quality, scalable and easy-to-use products and technologies for videoconferencing, video telephony, and the development of converged voice, video and data over IP and 3G networks. Hundreds of thousands of end-users around the world today communicate over a wide variety of networks using products and solutions based on or built around RADVISION's rich media communications platforms and software development solutions.

        We have approximately 400 customers worldwide including Alcatel, Cisco, FastWeb, NTT/DoCoMo, Philips, Panasonic, Samsung, Shanghai Bell, Siemens, Sony and Tandberg.

        In the beginning of 2001, we created two separate business units corresponding to our two product lines to enable our product development and product marketing teams to respond quickly to evolving market needs with new product introductions.

        Our Networking Business Unit, or NBU, offers one of the broadest and most complete set of videoconferencing network solutions for IP, ISDN, SIP and 3G-based networks, supporting most end points in the industry. These products are sold primarily to resellers and OEMs who use this infrastructure to develop and install advanced IP and ISDN-based videoconferencing systems. The NBU also provides businesses and service providers with integrated solutions that deliver converged IP-based video telephony applications to employee computer desktops, residential broadband homes, and 3G video phones worldwide.

        Our Technology Business Unit, or TBU, is a one-stop-shop of V2oIP Ensemble Development toolkits. The TBU provides protocol development tools and platforms, enabling equipment vendors and service providers to develop and deploy new converged networks, services, and technologies. Our TBU also provides professional services to our customers, assisting them to integrate our technology into their products. RADVISION's enabling technologies for OEM systems include developer toolkits for SIP, MEGACO/H.248, MGCP, H.323, 3G-324M wireless multimedia delivery, and the ProLab(TM) Test Management Suite.

Today you may find RADVISION toolkits implemented in a wide range of environments from chipsets to simple user devices like IP phones, and video systems through carrier class network devices like gateways, switches, soft switches and 3G multimedia gateways.

Our Strategy

        Our goal is to be the leading provider of innovative products and technologies that enable real-time multimedia collaboration (voice, video and data) communications over packet networks. The combination of offering IP-centric networking products and software toolkits uniquely positions us in the center of the IP communication revolution. Both of our product lines are essential for building IP networks that support real time voice and video communication - with full interoperability with legacy ISDN/PSTN networks and technologies. Key elements of our strategy include the following:

        Maintain and Extend our Technology Leadership. We believe that we have established ourselves as a technology leader in providing core-enabling technology for a broad range of IP and 3G communications products and services. We have accumulated extensive knowledge and expertise as designers and developers of commercial products and technology for real-time packet-based communications. We place considerable emphasis on research and development to expand the capabilities of our existing products, to develop new products and to improve our existing technology and capabilities. We believe that our future success will depend upon our ability to maintain our technological leadership, to enhance our existing products and to introduce on a timely basis new commercially viable products addressing the needs of our customers. We intend to continue to devote a significant portion of our personnel and financial resources to research and development.

        Enable the migration of visual communications from the conference room (videoconferencing) to the desk top, the home, and on the road over 3G. RADVISION has been working with leading technology vendors as well as aggressively developing partnerships with broadband and wireless service providers to transform videoconferencing from a meeting application to a new mode of personal communications.

        Strengthen and expand our relationships with OEM customers. We have established and continue to maintain collaborative working relationships with many OEMs in the IP communications market, including Cisco, Samsung, Siemens, Sony and Tandberg. We work closely with our OEM customers to integrate our products and core technology into their solutions. Our core technology and our system design expertise enable us to assist these customers in the development of complete solutions that contain enhanced features and functionality compared to competitive alternatives. We strive to establish long-term relationships with our OEM customers by starting with a few products and subsequently expanding these relationships by increasing the number and range of products sold to these customers. We intend to expand the depth and breadth of our existing OEM relationships while initiating similar new relationships with leading OEMs focused on the IP communications market.

        Continue to offer new and enhanced products and features. We believe we have consistently been either first, or among the first, to market products that support real-time voice, video and data communications over packet networks. We were the first to market with IP gateways that provide combined voice, video and data functionality, and first to market with software development kits for the development of H.323-compliant IP communications products and applications. We intend to utilize our technological expertise as a basis for market leadership by striving to be first-to-market with new and enhanced products and features that address the increasingly sophisticated needs of our customers and the evolving markets they serve. In addition, we believe that our participation in the drafting of industry standards gives us the ability to quickly identify emerging trends enabling us to develop new products and technologies that are at the forefront of technological evolution in the IP communications industry.

        In 2002, our TBU expanded its product offering to include a key 3G toolkit for wireless devices and infra-structure; an SIP Server product targeted to SIP network products; an IP Phone Toolkit for IP Phone development; and the unveiling of out Ensemble Duet professional services. These introductions have helped us firm our position as the premier, one-stop-shop for all voice and video technologies over IP and 3G and reinforces RADVISION's leadership position as the protocol toolkit technology experts.

        In 2002, our NBU introduced a number of new technologies and platforms for videoconferencing. These introductions included an MCU version 2 (Multipoint Conferencing Unit) which provide our customers with enhanced media handling and advanced conference functionality. Of additional note were the introductions of our viaIP 100 platform for distributed networks and our INVISION line of videoconferencing network appliances for enterprise applications. All of these products and other introductions in 2002 were driven by the evolution of the videoconferencing market from early adopters to mainstream where networks were looking for smaller, easier to use videoconferencing devices for quick implementation and roll out of visual communications services. Our NBU also introduced a gateway for 3G networks to enable video telephony to move from the enterprise onto the road and into the hands of the public, enabling visual communications anytime, anywhere.

        We will continue to introduce new or enhanced products in 2003. We plan to introduce upgrades to our software toolkits and improvements to our videoconferencing product lines that include added functionality. We plan to:

        Deepen the distribution channels for our products. We intend to continue to focus our sales and marketing efforts on deepening the relationship with our distribution channels. Channel partners provide us feedback from their customers, the end-users of our products, which gives us valuable insight into evolving industry trends and customer requirements. OEMs, resellers and systems integrators are all important channel partners for our products. They provide us with increased market presence through their distributor relationships and existing customer base. In addition, endorsements by key channel partners strengthen our brand name awareness.

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

        The following discussion of our business is separated into two sections: the first addresses our videoconferencing network infrastructure section, or NBU, and the second addresses our software developer toolkit, or TBU, business. In each section we will provide an overview of our products, our competitive advantage, and industry trends that are beneficial to our business.


Networking Business Unit

NBU Products

        RADVISION's award-winning videoconferencing network infrastructure products provide both the platform and applications to enable advanced conferencing and collaboration functionality between any video-enabled device, such as a meeting room and desktop videoconferencing end point, with other telephony and videoconferencing systems. Regardless of the communications network used, from IP and SIP to ISDN and next generation 3G, institutions and enterprises can use the RADVISION solution to create high quality, easy-to-use voice, video, and data communication and collaboration environments.

RADVISION provides two lines of videoconferencing solutions:

        OnLAN - Our stand-alone OnLAN gateways provide an interface between traditional circuit-switched telephone networks and the new packet-based networks. A gateway converts voice, video and data signals received from a circuit-switched 1network. When the direction of the communication is reversed, the gateway converts the packets back into circuit-switched signals. Our stand-alone OnLAN gateways were designed for small to medium sized networks and can support up to 16 voice calls or 8 multimedia calls simultaneously in a 1.75" by 19" (1U) system.

        viaIP - Our viaIP solution is a customizable, scalable array of ports, management solutions, and custom functionality with which customers can design and quickly deploy a highly configured, high scalable visual communications network ideal for each client's unique needs. With the viaIP product line the customer simply chooses the ideal port configuration, management solution and additional applications and the entire solution is delivered in an integrated chassis.

        INVISION is a new product from the viaIP product line, and is a suite of plug-and-play videoconferencing network appliances that offer an off-the-shelf, completely pre-configured solution with all the functionality of an entire IP/ISDN videoconferencing infrastructure, from centralized management and multipoint conferencing to gateway services and value-added applications, in an integrated, easy-to-order and easy-to-install device.

        We also offer iVIEW, a suite of world class management applications for every videoconferencing need, including robust network management and intuitive conference scheduling.

        Both the OnLan and viaIP product lines feature RADVISION's award winning infrastructure solutions of:

     o Gateways - Provide videoconferencing interoperability between IP, circuit-switched ISDN, and next generation 3G end points and networks.

     o Gatekeepers - Control, manage, and monitor real-time voice, video and data traffic over the visual communications networks.

     o Conferencing Bridges (or multipoint conferencing units/MCUs) - Enable voice or multimedia conferencing over packet and ISDN networks among three or more participants.

     o Data Collaboration Server - Enable conference participants to collaborate and share applications. Allows users to view diagrams, graphic presentations and slide lectures simultaneously with other videoconferencing participants. The DCS also makes possible text chats, whiteboard exchanges, and rapid file transfers during a multipoint videoconference of three or more participants.

        See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for financial information relating to our NBU.

NBU Product Benefits

        While our products thoroughly support ISDN, the real competitive advantage of RADVISION's family of solutions is its IP expertise. RADVISION's products are the leading visual communications infrastructure solutions in the industry today by virtue of its unmatched technological innovation in five key areas.

        Native IP Routing. All competing solutions come from the legacy ISDN world, with an ISDN-based switching fabric (TDM backplane). This means that for an IP end point to IP end point session, every IP stream has to be translated to "ISDN" in order to be switched by the system, and then translated back to IP to be forwarded on. RADVISION, in contrast, has an IP backplane, meaning IP sessions are routed natively, with no translation.

        RADVISION solutions all perform flawlessly in supporting ISDN-only or hybrid IP/ISDN networks, making it an ideal platform as a network migrates from ISDN to IP while preserving its earlier investment in legacy equipment.

        Distributed Architecture. The capacity of the viaIP400 is unmatched in the industry. Because of its unique architecture the viaIP system is not limited to a single chassis. As such, a single MCU (multiconferencing unit) can support up to six gateway boards, achieving a capacity of up to 600 hundred simultaneous calls on the same chassis and limitless calls on a stacked multi chassis system.

        Additionally, due to the system's IP architecture, the entire infrastructure does not need to be mounted in a single integrated rack but can be distributed throughout a network. By distributing intelligence throughout the network, the enterprise benefits with increased redundancy, network traffic optimization, resource management, and high scalability.

        Specialized Network Architecture Provides Unparalleled Redundancy. RADVISION has taken advantage of advanced chipsets to put an entire voice and video processing matrix, with multiple chips, on a single board. Each board supports a portion of the total calls. The boards are wired in parallel over a shared backplane. In the event of a board failure, the system would shift ongoing calls to another board, thereby reducing the overall capacity of the device but not dropping any calls.

        Advanced Chips Provide Superior Performance and Functionality at a Lower Cost. As an IP-centric platform with ISDN interworking, the RADVISION solution is able to take advantage of the advances in integrated IP multifunction chip technology. The system's on board CPU is a PPC 400Mhz. We also use Texas Instrument's revolutionary C6x programmable 100Mhz chipset for call functionality.

        By using advanced DSPs and chips, the RADVISION solution is both future proof (compatible with new technologies and products) and software upgradeable for the easy additional of new features and functionality of solutions as they become available. For example, when our platform supports SIP (an up and coming voice/video over IP protocol) in early Q2, 2003, all RADVISION installed devices in the market can be easily upgraded with a simple software download.

        IP Protocol Expertise. RADVISION is a leader in developing and delivering advanced voice and video protocols over IP networks, primarily H.323 and SIP. RADVISION's videoconferencing systems leverage this expertise to provide a powerful IP-centric platform that can be easily integrated into an enterprise's LAN network. As most IP videoconferencing endpoints in the market use RADVISION protocol stacks, our solution are completely interoperable with every end point on the market today.

        Specific Break Down of Features and Functionality

     o Greater port density for IP video and voice calls - The RADVISION platform supports on a single MCU card 70 IP video calls at 384Kbps and 150 voice calls.

     o Number of conferences - A conference with RADVISION is a logic entity. As such, there can be as many conferences as the number of calls to the MCU.

     o    Multiple layouts - RADVISION supports a maximum of 16 (4*4) layouts.

     o In addition to ISDN (H.320) and IP (H.323), RADVISION's platform also supports a wide variety of additionally voice and video protocols, including SIP, MEGACO and 3G-324M (for 3G wireless videoconferencing).

Visual Communications Market Trends
-----------------------------------

        Evolution in the way people communicate. With the difficulties in the economy, companies are turning to new way of communicating with remote parties as if they were in the same room. Telephone and e-mail usage has increased dramatically and Instant Massaging (IM) has become ubiquitous in the enterprise and home. This trend to new communications has also driven enterprises to use multimedia applications that provide advanced voice, video and data experiences to maximize information flow, whether in a conference room meeting with dozens of people or two people speaking casually.

        This move to multimedia communications is moving towards the videoconferencing and video telephony markets, and RADVISION is a recipient of this trend as it continued to see increased sales during every quarter in 2002.

        The Spread of Video Telephony Out of the Enterprise and Into the Home and On the Road. End users are beginning to use multimedia applications for their communication not only in the enterprise through meeting rooms and desktops, but also at home and on the road. We are experiencing this trend and are realizing benefits for service providers as they are beginning to use our technology to deliver video telephony services to residential homes as just another broadband application like Internet access and video-on-demand. Additionally, 3G wireless providers are using RADVISION technology to deliver video telephony services to 3G broadband handsets. Today in Japan, tomorrow in Europe and possibly in the United States once 3G has taken hold as analysts predict.

        The Changing Use of Videoconferencing in the Enterprise. More and more enterprises that are using videoconferencing for their communications tool are seeing multimedia, applications and video telephony in particular, as a preferred method of Personal Communications. Where up until a year or two ago, videoconferencing was an event that was planned with a group of people in a meeting room using huge systems, more and more companies are installing small videoconferencing units at the desktop, or using PCs as an end point, and are enabling end users to use video as another way to "personally communicate." This move and early adoption of videoconferencing on the personal level has long range implication for the entire industry and RADVISION in particular, as RADVISION's product is a low cost, network based solution that is tailor made for multiple personal low end points.

        The Evolution from ISDN to IP. Traditional (legacy) videoconferencing systems are ISDN-based. This means expensive technology, a separate high-speed line into the office for video only, and a separation between video running over ISDN and data running over IP. However, recently IP-based videoconferencing has been gaining greater acceptance. As companies put voice over their IP network
(VoIP) so too are they beginning to put video over their IP network. RADVISION is the pioneer in videoconferencing over IP and its technology, sitting in the core of the IP network, enabling network managers to leverage their installed high speed data network, merge video with voice and data applications (running over the same IP connection) and centrally manage a host of video end points, from meeting room to desktop to PC based systems, and eventually to wireless video phones.

Technology Business Unit

        RADVISION's Technology Business Unit (TBU) provides standards-based toolkits and testing systems for the development of real-time voice, video and data communications solutions over packet networks and 3G networks.

TBU Products

        As a driving force behind evolving technologies of real-time IP communications, RADVISION is in the advantageous position of offering one of the most complete sets of V2oIP Ensemble Development toolkits. We sell the core enabling technology for real-time IP and 3G-based communications in the form of software development kits. Communications equipment providers and developers seeking to market industry standard compliant IP telephony and multimedia products, systems and applications need core IP communication protocol software to develop their IP-centric solutions. The same holds true for developers of 3G-based multimedia solutions. Rather than dedicate in-house resources to developing this core technology, these providers seek to build upon our proven enabling technologies. RADVISION toolkits enables our customers to focus on their core competencies and dramatically reduces the time to market of industry standard compliant IP communications products, systems and applications.

RADVISION SIP Development Toolkit

        SIP is a relatively new signaling protocol for initiating, managing and terminating voice and video sessions across packet networks. SIP was designed, from conception, for building high performance user agents. The "SIP toolkit" is ideal for developing products that require full user/agent functionality. The SIP Toolkit is designed to provide high scalability and extensibility for both small and large-scale projects. It is ideal for implementing all types of feature rich SIP entities such as application servers, softswitches, IP-PBXs, gateways and conferencing bridges. We have developed a SIP Server toolkit to target the specific needs of customers developing infra-structure devices based on the SIP protocol.

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

RADVISION MGCP  Development Toolkit

        Media gateway control protocol, commonly referred to as MGCP, provides functions that complement H.323 and has been developed for large packet networks operated by telecommunications carriers and service providers that require gateways that can support a high number of calls. MGCP is the protocol by which a centralized gateway controller communicates with and controls the numerous gateways throughout a packet network and manages the network traffic through those gateways. MGCP has been adopted by large telecommunications companies and Internet service providers as well as by cable television companies building IP communications solutions over their networks. Our RADVISION MGCP software development kit is used to build MGCP compliant media gateways controllers and media gateways.

RADVISION MEGACO Development Toolkit

       MEGACO/H.248 is the official industry standard media gateway control protocol for large-scale IP-centric communication networks. Like MGCP, it is an internal protocol used between "intelligent" centralized gateway controllers and numerous "dumb" media gateways that handle voice and video media streams. The standard is the result of unique collaborative effort between the IETF and ITU standards organizations. Derived from MGCP, MEGACO/H.248 offers several key enhancements including support for multimedia and conferencing calls, improved handling of protocol messages and a formal process for creating extensions to support advanced functionality. RADVISION's MEGACO/H.248 Toolkit includes a unique Media Device Manager to greatly simplify application development and reduce development time by eliminating the need for developers to write code for interpreting MEGACO/H.248 messages.

3G-324M Developer Toolkit

        There is a newly approved standard, called 3G-324M, which supports the real-time streaming of multimedia broadband wireless communications over 3G by routing traffic over the circuit switched network. Being circuit-switched based, the standard has all the hallmarks of a protocol ideal for streaming real-time multimedia. 3G-324M enables the development, deployment and support of a wide variety of delay-sensitive applications immediately. These include multimedia conferencing with other 3G mobile end points, and wire lined H.323 or SIP terminals, video streaming, cell phone TV, video-on-demand (news, sports, etc.), and multimedia, multi-participant gaming, to name a few. RADVISION is one of the first companies to introduce a toolkit for the development of 3G-324M-based products.

IP Phone Toolkit

        RADVISION recently introduced a product dedicated to manufacturers of IP Phones. The toolkit bundles TBU toolkits along with call control and endpoint management software to provide an IP Phone application. RADVISION is working with key silicon manufacturers in the industry, like Texas Instruments to provide pre-integrated packages including the IP Phone Toolkit running on the OEM's chipset platform.

RADVISION ProLab Test Manager

       RADVISION's ProLab is designed for debugging and simulating numerous testing scenarios. Based on RADVISION's award-winning Sip and H.323 Protocol Toolkit, this powerful testing tool simulates a full VoIP network with a professional quality assurance laboratory, enabling developers or QA specialists to test SIP and H.323 version compliance, version upgrade compliance, stress and load. The ProLab(TM) Test Manager is a highly scalable tool designed to be aware of any changes to the SIP and H.323 standards. It provides the:

     o capability to run the same tests on the application each time the underlying protocol version is upgraded;

     o flexibility to mix and match scenarios to develop a broad range of testing possibilities; and

     o ability to define numerous scripts and scale up the test scenario by linking them as the test plan progresses.

        See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations relating to our TBU business.

TBU Product Benefits

         Market Leading Technology for Standards Based Real-time IP Communications. We were one of the original five members of the ITU-T committee responsible for defining the H.323 standard, which has been adopted worldwide for real-time packet-based communications. We believe our technology is recognized as the market-leading implementation of the H.323 industry standard for real-time voice, video and data communications over packet networks. We also believe that our technology is recognized as one of the market-leading implementations of the Session Initiation Protocol, or SIP, and other protocols such as MGCP and MEGACO/ H.248. We have been actively involved in the development of protocols for real-time communications since the inception of the industry in 1994 and believe that we were the first-to-market with enabling products and technology for voice, video and data communications over IP networks. We continue to be actively involved in the specification of evolving IP communications protocols and offer a complete suite of IP communications software toolkits to developers of IP-centric products, applications and services. We believe that our technology has become the technology of choice among developers of standards-compliant IP communications systems. Because we believe we were first to market and have achieved broad market penetration, our customers benefit from our ability to develop and provide them market-tested, proven products and technology. Using our products and technology, our customers can develop unique capabilities with increased functionality that will differentiate their IP communications solutions in the market. We believe that the accumulated knowledge that we have gained participating in the development of industry standards provides us with a competitive advantage, and positions us to be among the first to market products and technology based on the latest technological advances.

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

        Improved Time to Market. Our customers rely on our accumulated expertise with communications standards and core technology to significantly reduce their development cycle and improve time to market. Communications equipment providers seeking to market standards-compliant systems for real-time voice and video communications over packet and 3G networks require standards-compliant building blocks to develop their products. Implementing standards as deployable products and technology is a complex task that requires significant technical knowledge and expertise as well as substantial investments of time and resources. Our products and technology enable our customers to shorten their own development time by integrating our proven enabling products and technology into their solutions. Rather than dedicate in-house resources to implementing industry standards, these developers can use our products and technology and focus their core competencies on building enhanced systems, products and applications.

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

Industry Trends That Benefit RADVISION's Developer Toolkits:

Growth in Communications

        In the 1990's communications networks experienced dramatic growth in traffic. After a decline in growth in the last three years due to what we perceive as an industry trend, we believe this growth will resume within a few years due to a number of factors, including:

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

Limitations of Traditional Networks

        Traditionally, circuit-switched networks have been the principal medium for the transmission of communications. Circuit-switched technology dedicates a circuit with a fixed amount of bandwidth for the duration of the connection, regardless of a user's actual bandwidth usage. The growth in data communications traffic, particularly the growth in the number of Internet users, has placed significant strains on the capacity of traditional circuit-switched networks. Circuit-switched networks were initially deployed to handle only voice communications. These networks were not designed to handle data efficiently and cannot scale cost-effectively to accommodate the growth in data traffic. Moreover, circuit-switched networks were built based on proprietary, complex technologies, which have historically limited the entrance of new competitors and hindered the development and introduction of new services.

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

The Need for Products that Deliver Industry Standards for Real-time IP Communications

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

        Our leadership position stems from the pioneering work we began in 1993. We were the first to develop and demonstrate commercially viable technology for establishing real-time voice, video, and data on IP networks. Since our inception, we have been helping to develop the industry standards that are driving the emergence and growth of the use of packet networks for real-time communications. RADVISION was an original member of the ITU (International Telecommunications Union) team that defined the H.323 standard and we continue to work closely with the ITU, the IETF, IMTC, and other industry consortia to define a broad spectrum of IP telephony protocols for voice and video communication including, Session Initiation Protocol (SIP), Media Gateway Control Protocol (MGCP) and MEGACO/H.248.

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

        cost-effective increases in capacity to meet increasing communications traffic demands;

        support for new communications applications, like video conferencing and data collaboration, for improved workforce productivity;

        interoperability with different network configurations of their customers, suppliers and partners; and

        cost savings associated with simplified network management resulting from creating a single network that handles all communications, rather than having to maintain separate telephone and computer networks.

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

        Broadband Wireless

        There has been a tremendous rush to acquire and roll out 3G broadband wireless services in key markets. While these efforts have slowed significantly in North America, Asia has already rolled out its first WCDMA network and Europe is close behind.

        Both 3G standards bodies, 3GPP & 3GPP2, envision 3G as running entirely over an IP-based communications network (the Internet). However, the prevailing business environment has pushed this vision out by quite a few years. The current telecom downturn may further extend the length of time until 3G is entirely IP-based.

        The main problem is that today's IP network (the Internet) is not sufficiently robust for delay sensitive applications and, in fact, will not be so until service providers move to IPv6 and

SIP-based IP communications. IP, with its variant transmission delays (many hops routing and congestion effects) and packet overheads, is ill equipped at this time to provide high quality, real time multimedia delivery over 3G (WCDMA and CDMA2000) networks.

        While the vision of a true IP-based 3G network has been delayed, the promise of a feature-rich, multimedia wireless experience has not. This is due to the emergence of a standard, called 3G-324M, which addresses and supports the real-time streaming of multimedia broadband wireless communications by routing traffic over the circuit switched network. Being circuit-switched based, the standard has all the hallmarks of a protocol ideal for streaming real-time multimedia, including a fixed delay, low overhead of CODECS, and no IP/UDP/RTP header overheads.

        3G-324M, based on ITU H.324M and specified in detail by 3GPP (3GPP TS
26.112 and 3GPP TS 26.111 Working Groups), enables the development, deployment and support of a wide variety of delay-sensitive applications immediately. Enabled applications include multimedia conferencing with other 3G mobile end points, and wire lined H.323 or SIP terminals, video streaming, cell phone TV, video-on-demand (news, sports, etc.) and multimedia, multi-participant gaming.

        RADVISION has taken a pioneering role in providing 3G-324 developer toolkits that enable equipment developers to develop products, ranging from 3G handsets to gateways and media servers, that will deliver real time multimedia services over 3G.

Products and Technology Under Development

        We intend to capitalize upon our technological leadership in real-time IP communications and visual communications network appliance and functionality to develop new products and technology that meet the evolving needs of the IP, 3G, and visual communications market. Our future product and technology offerings are expected to include platforms and tools needed for creating value-added IP-centric enhanced services.

Customers

        We sell our NBU products to OEMs, systems integrators and value added resellers, or VARs. Our OEM customers purchase our products to integrate with products that they developed in-house to build complete IP communications solutions. Our systems integrator customers either purchase our full suite of products or integrate our individual products with products of other manufacturers to build complete IP communications solutions. Our VAR customers purchase our products to resell to end-users as separate units, or as part of a family of related product offerings, either under our RADVISION label or under their private label.

        We sell our TBU products in the form of software development kits directly to developers of IP communications products, systems and applications for developing their own IP communications solutions based on our core enabling technology.

        The following is a representative list of our customers who purchased more than $250,000 of our products or technology during the year 2002:

                               Networking Products
                               -------------------

                ADL                                 Macnica
                Alcatel Ltd.                        Orient
                FastWeb                             Shanhai Zijiang
                Broadreach                          Shanhai Jonya
                Cisco Systems                       Target Sales
                Control Tech                        Jiarrhua Chemical
                First Virtual                       SKC
                GBH                                 Sony
                H.S. Digital                        Tandberg
                MVC Mobile Video                    VTEL
                NTT - ME Corp                       VCON Ltd.
                IPEX                                York Telecom
                ReView Video                        Wire One
                Critical

                               Technology Products
                               -------------------

                Bynet                               MAG Industries
                H.S. DigitalI                       Iwatsu Nortel
                Intel                               NTT - ME Corp



Sales and Marketing

        Sales organization. We market and sell our products through multiple channels in North and South America, Europe, the Middle East and the Far East. Our networking products are sold to end-users principally through indirect channels by OEMs, system integrators and value added resellers. We market and sell our technology products, primarily in the form of software development kits, directly to developers of IP and 3G communications products and applications. In several countries in the Far East we sell our software development kits indirectly through local sales representatives.

        We currently have sales offices in the United States in New Jersey, California, Maryland and Texas. We also have sales offices in Tel Aviv, Israel, and marketing offices in Hong Kong, China, the United Kingdom, Brazil, Japan and India. The geographic breakdown of our total sales for the year ended December 31, 2002 was: 50.1% in North America, 29.1% in Europe and the Middle East and 20.8% in the Far East.

        We have dedicated sales teams to support our large strategic accounts as well as to identify potential strategic customers who would deploy our products on large scales and generate significant revenues for us.

        Marketing organization. Our marketing organization develops strategies and implements programs to support the sale of our products and technology and to sustain and enhance our market position as an industry leader. Our current marketing efforts include various sales and channel support programs designed to drive sales, and marketing communication programs designed to increase industry visibility, including press/analyst tours, trade shows and events, speaking engagements and ongoing interaction with analysts and the media as well as targeted marketing programs. Additional programs include technical seminars where customers and other industry participants are educated in real-time IP communications technology and the benefits of our products and technology. We also view our web site as an important marketing tool for lead generation, customer relations and to support our market position as the communications experts through quality content including providing information related to issues relevant to the communications industry, as well as important product and market trends.

        To reinforce and further strengthen our market position as a technology leader in the field of real-time IP, 3G and visual communications, we actively participate in key industry consortia and standards bodies. We are also active in defining and reviewing evolving IP communications standards that are being developed by international standards bodies including:

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

        We provide global customer care and support for our products and technology. Our customer care and technical support teams are located in Tel Aviv, Israel, Glen Rock, New Jersey, Sunnyvale, California, Hong Kong and China and recently went to a 24x7x365 support timeline to better serve our networking customers who desire the expanded service. We assist our networking customers with the initial installation, set-up and training. In addition, our technical support team trains and certifies our networking customers to provide local support in each of the geographical areas in which our products are sold.

        In addition, customers who purchase our software development kits generally request that we provide them with ongoing engineering and technical support services to integrate our technology into their products, although these services are not essential for the use of our software development kits. In 2003 we are developing and rolling out a professional services model where we will make such services available to our customers. Our standard software development kit contract provides for one year of support services, renewable annually at the customer's option. Customers who have contracted for support services receive all relevant software updates and enhancements as well as access to our customer care and technical support teams.

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

        We rely on certain technology that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. For example, we license T.120 data collaboration software from Data Connection Limited and voice compression technology from Siemens. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our products or will be required to reduce the functionality of our products until equivalent technology can be identified, licensed or developed, and integrated into our current products.

Research and Development

        We place considerable emphasis on research and development to expand the capabilities of our existing products and technology, to develop new products and to improve our existing technologies and capabilities. We believe that our future success will depend upon our ability to maintain our technological leadership, to enhance our existing products and technology and to introduce on a timely basis new commercially viable products and technology addressing the needs of our customers. Our gross investment in research and development for the years ended December 31, 2000, 2001 and 2002 was $14.3 million, $17.9 million and $15.3 million, respectively. We intend to continue to devote a significant portion of our personnel and financial resources to research and development. As part of our product development process, we seek to maintain close relationships with our customers to identify market needs and to define appropriate product specifications.

        As of December 31, 2002, our research and development staff consisted of approximately 117 employees. Our research and development activities are conducted at our facilities in Tel Aviv, Israel. To introduce new, high quality products, we deploy procedures for the design, development and quality assurance of our new product developments. Our team is divided according to our existing product lines. Each product line team is headed by a team leader and includes software or hardware engineers and quality control technicians.

Competition

        We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We believe that the main competitive factors in our market are time to market, product quality, features, cost, technological performance, scalability, compliance with industry standards and customer relationships.

        The principal competitors in the market for our products and software development kits currently include:

    Networking Products                         Software development kits
-----------------------------------------    -----------------------------------

o   Ezenia!, formerly known as               o  DynamicSoft Inc.
    Video-Server
                                             o  Trillium Digital Systems,
o   CUseeMe Networks Inc. (formerly known       acquired by Continuous
    as White Pine Software Inc., merged         Computing.
    with First Virtual Communications)
                                             o  Hughes Software Systems
o   Polycom Networks, a division of
    Polycom Inc., formerly known             o  DCL
    as Accord Networks
                                             o  In-house developers employed by
o   Tandberg                                    manufacturers of
                                                telecommunications equipment and
                                                systems

        Additional competitors may enter any of our markets at any time.

        Both Vovida Networks (now part of Cisco Systems, Inc.) and OpenH323 offer H.323 source code for free. In addition, Vovida offers MGCP and SIP source code for free. If our customers choose to use the free source code offered by these organizations instead of purchasing our technology, our revenues from the sale of our software development kits will decline.

Manufacturing

        Our manufacturing operations consist of materials planning and procurement, out-sourcing of sub-assemblies, final assembly, product assurance testing, quality control and packaging and shipping. We assemble our products in a subcontractor's facilities in Israel and test our products at our facilities in Tel Aviv, Israel. We test our products both during and after the assembly process using internally developed product assurance testing procedures. We have a flexible assembly process that enables us to configure our products at the final assembly stage for customers who require that our products be modified to bear their private label. This flexibility is designed to reduce our assembly cycle time and reduce our need to maintain a large inventory of finished goods. We use an enterprise resource planning, or ERP, system that we purchased from BAAN Systems that we modified to our specific needs. This system allows us to use just in time procurement and manufacturing procedures. We believe that the efficiency of our assembly process to date is largely due to our product architecture and our commitment to assembly process design. We manufacture our software development kits on CD-ROMs and package and ship them accompanied by relevant documentation.

        As part of our commitment to quality, we have been certified as an ISO 9002 supplier. The ISO 9002 standard defines the procedures required for the manufacture of products with predictable and stable performance and quality. We are continuously trying to improve our quality based on the guidelines dictated by the ISO 9002 standard.

Employees

        As of December 31, 2002, we had 245 employees worldwide, of whom 116 were employed in research and development, 94 in sales and marketing, 23 in management and administration and 12 in operations. We have standard employment agreements with all of our employees located in Israel. Of our employees, 172 are based in Israel, 50 are based in the United States, 21 are based in Hong Kong and China and two are based in the United Kingdom.

        Our relationships with our employees in Israel are governed by Israeli labor legislation and regulations, extension orders of the Israeli Ministry of Labor and Welfare and personal employment agreements. Israeli labor laws and regulations are applicable to all of our employees in Israel. The laws concern various matters, including severance pay rights at termination, notice period for termination, retirement or death, length of workday and workweek, minimum wage, overtime payments and insurance for work-related accidents. We currently fund our ongoing legal severance pay obligations by paying monthly premiums for our employees' insurance policies.

        In addition, Israeli law requires Israeli employees and employers to pay specified sums to the National Insurance Institute, which is similar to the United States Social Security Administration. Since January 1, 1995, such amounts also include payments for national health insurance. The payments to the National Insurance Institute that include health insurance fees are approximately 14.5% of wages, of which the employee contributes approximately 66.0% and the employer contributes approximately 34.0%. The majority of our permanent employees are covered by life and pension insurance policies providing customary benefits to employees, including retirement and severance benefits. We contribute 13.3% to 15.8%, depending on the employee, of base wages to such plans and the employee contributes 5.0%. RADVISION and its employees are not parties to any collective bargaining agreements. However, certain provisions of the collective bargaining agreements between the Histadrut, the General Federation of Labor in Israel, and the Coordination Bureau of Economic Organizations, including the Manufacturers' Association of Israel, are applicable to our employees by "extension orders" of the Israeli Ministry of Labor and Welfare. These provisions principally concern periodic cost of living adjustments, procedures for dismissing employees, travel allowances, recuperation pay and other conditions of employment.

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

        Although we operated profitably in 2002 we cannot assure you that we will continue to operate profitably in the future. We incurred significant losses in every fiscal year from our inception until 1999, and we incurred operating losses in 2000 and 2001. As of December 31, 2002, our accumulated deficit was $7.9 million.

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

        timely identify new market trends; and

        develop, introduce and support new and enhanced products and technology on a successful and timely basis.

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

        Currently, we offer networking products that comply with the H.323 industry standard for real-time voice, video and data communications over packet networks. During 2000, we expanded our enabling technology product family to include additional key IP protocols. Our current suite of IP communication protocol toolkits include H.323, SIP, MGCP, MEGACO and H.324M. We believe that IP networks will be designed with components built around each of these protocols. If these expectations ultimately prove to be incorrect, our investments may be of little or no value.

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

        The markets for our products and technology are highly competitive and we expect competition to intensify in the future. We may not be able to compete effectively in these markets and we may lose market share to our competitors. The principal competitors in the market for our products currently include Polycom Inc., which acquired Accord Networks Inc., First Virtual Communications, which merged with CUseeMe Networks Inc. (formerly known as White Pine Software Inc.), Ezenia (formerly known as Video-Server), and the in-house developers employed by manufacturers of telecommunications equipment and systems. Our principal competitors in the market for our technology which is primarily sold in the form of software development kits, currently include DynamicSoft, Trillium Digital Systems (acquired by Intel in late 2000 and by Continuous Computing in late 2002) and Hughes Software Systems. Additional competitors may enter each of our markets at any time. Moreover, our customers may seek to develop internally the products that we currently sell to them and compete with us.

Our software development kit revenues will decrease if our customers choose to use source code which is available for free.

        Both Vovida Networks, Inc. (part of Cisco Systems Inc.) and OpenH323 offer H.323 source code for free. In addition, Vovida offers MGCP and SIP source code for free. If our customers choose to use the free source code offered by these organizations instead of purchasing our technology, our revenues from the sale of our software development kits will decline. Other companies, including Microsoft, may offer similar development kits as part of their product offerings.

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

        Our products and technology have occasionally contained, and may in the future contain, undetected errors when first introduced or when new versions are released. Our customers integrate our products and technology into systems and products that they develop themselves or acquire from other vendors. As a result, when problems occur in equipment or a system into which our products or technology have been incorporated, it may be difficult to identify the cause of the problem. Regardless of the source of these errors, we must divert the attention of our engineering personnel from our research and development efforts to address the errors. We cannot assure you that we will not incur warranty or repair costs, be subject to liability claims for damages related to product errors or experience delays as a result of these errors in the future. Any insurance policies that we may have, may not provide sufficient protection or coverage should a claim be asserted. Moreover, the occurrence of errors, whether caused by our products or technology or the products of another vendor, may result in significant customer relations problems and injury to our reputation and may impair the market acceptance of our products and technology.

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

        Our success depends upon the protection of our technology, trade secrets and trademarks. Our profitability could suffer if third parties infringe upon our intellectual property rights or misappropriate our technology and other assets or the intellectual property rights licensed from third parties. To protect our rights to our intellectual property, we rely on a combination of trade secret protection, trademark law, confidentiality agreements and other contractual arrangements. We rely on third parties to protect their intellectual property which is licensed to us, but we do not generally investigate to what extent such intellectual property is protected. The protective steps we have taken may be inadequate to deter infringement or misappropriation. We may be unable to detect the unauthorized use of our intellectual property or take appropriate steps to enforce our intellectual property rights. Policing unauthorized use of our products and technology is difficult. In addition, the laws of some foreign countries in which we currently or may in the future sell our products do not protect our proprietary rights to as great an extent as do the laws of the United States. Failure to adequately protect or to promptly detect unauthorized use of our intellectual property could devalue our proprietary content and impair our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, whether or not the defense is successful.

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

    We are incorporated under the laws of Israel, and most of our offices and our production facilities are located in the State of Israel. As a result, the political, economic and military conditions in Israel directly influence us. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, financial condition and results of operations. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. While Israel has entered into peace agreements with both Egypt and Jordan and several other countries have announced their intentions to establish trade and other relations with Israel, Israel has not entered into any additional peace agreements with such countries or with Syria or Lebanon. Since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority, and as a result of riots in Gaza and the West Bank and a spate of terrorist attacks inside Israel, the peace process between the parties has stagnated. Efforts to resolve the problem have failed to result in an agreeable solution. Since the beginning of 2002, there has been a marked acceleration in the number and frequency of hostile incidents, which culminated in numerous lethal suicide attacks in Israeli. In response, the Israeli Army made incursions into Palestinian-controlled cities and towns and refugee camps. Since then, acts of terrorism have continued to occur in various locations in Israel. The continued hostilities between the Palestinian community and Israel and the failure to settle the conflict has had and continues to have a material adverse effect on the Israeli economy and a material adverse effect on our business and us. Further expansion of hostilities might require more widespread military reserve service by some of our employees, which may have a material adverse effect on our business. Moreover, any war in Iraq might result in direct damage to Israel and may have a harmful effect on the Israeli economy, our business and us.

Economic conditions in Israel have deteriorated.

        As a result of political instability, the increased level of hostilities with the Palestinian Authority and the world-wide economic crisis in the hi-tech and communication industries, during 2001 and 2002, the Israel rate of economic growth has deteriorated, the Israeli currency has been devaluated and the rate of inflation has increased. The Israeli Government has proposed certain budgetary cuts and other changes, including increasing the value added tax rate by 1% to 18%, which were recently adopted by the Israeli Parliament. However, the impact on the Israeli economy of these and other measures that may eventually be adopted is uncertain. In addition, certain credit agencies have stated that they are reviewing Israel's credit rating. Should such agencies lower Israel's credit rating, the ability of the Israeli government to generate foreign financial and economic assistance may be adversely affected. We cannot assure you that the Israeli government will be successful in its attempts to stabilize the Israeli economy or to maintain Israel's current credit rating. Economic decline as well as price and exchange rate instability may have a material adverse effect on us.

Some of our directors, officers and employees are obligated to perform annual military reserve duty in Israel. We cannot assess the potential impact of these obligations on our business.

        Our directors, officers and employees who are male adult citizens and permanent residents of Israel under the age of 48 are, unless exempt, are obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements on our workforce or business if conditions should change, and we cannot predict the effect on our business in the event of an expansion or reduction of these obligations.

Because most of our revenues are generated in U.S. dollars or are linked to the U.S. dollar while a portion of our expenses are incurred in new Israeli shekels, our results of operations would be adversely affected if inflation in Israel is not offset on a timely basis by a devaluation of the new Israeli shekel against the U.S. dollar.

        Most of our revenues are in dollars or are linked to the dollar, while a portion of our expenses, principally salaries and the related personnel expenses, are in new Israeli shekels, or NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation lags behind inflation in Israel. This would have the effect of increasing the dollar cost of our operations. In 1997 and 1998, the rate of devaluation of the NIS against the dollar exceeded the rate of inflation, a reversal from prior years. However, in 1999 and 2000 while the rate of inflation was low, there was a devaluation of the dollar against the NIS. In the years 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation of the NIS against the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

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

        As a result of our substantial cash position and the decline in the value of our stock, there is a substantial risk that we will be classified as a PFIC under the asset test described in the preceding paragraph. However, based on an independent third party opinion, we believe that we were not deemed to be classified as a PFIC in 2002. We have, however, no assurance that the U.S. Internal Revenue Services will accept this determination and there can be no assurance that we will not be classified as a PFIC in the future.

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

        In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. We could potentially in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

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

Item 2. Properties

        Our headquarters and principal administrative, finance, sales and marketing and promotion operations are located in approximately 60,079 square feet of leased office space in Tel Aviv, Israel at an approximate rental cost of $ 1,178,000 in 2002. The lease for our principal offices expires in June 2005. In the United States, we lease approximately 10,380 square feet of office space in Glen Rock, New Jersey expiring in July 2004 and approximately 3,156 square feet in Sunnyvale, California expiring in April 2004. We also lease approximately 2,651 square feet in Hong Kong expiring in May 2004, approximately 872 square feet in China expiring in

April 2003 and approximately 500 square feet in the United Kingdom expiring in February 2004. The aggregate annual rent for our sales and service offices in the United States, Hong Kong, China and the United Kingdom was approximately $378,000 in 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our ordinary shares are traded on the Nasdaq National Market under the symbol RVSN since our initial public offering on March 14, 2000. Since October 20, 2002, our ordinary shares have also traded on the Tel Aviv Stock Exchange.

         The following table sets forth, for the periods indicated, the high and low sale prices of our ordinary shares as reported by the Nasdaq National Market and the Tel Aviv Stock Exchange:

                          Nasdaq National Market         Tel Aviv Stock Exchange
                          ----------------------         -----------------------
                           High            Low            High              Low
                           ----            ---            ----              ---
2001
----
First Quarter........     $16.25          $6.16        $  --             $  --
Second Quarter.......       8.34           5.02           --                --
Third Quarter........       5.84           4.70           --                --
Fourth Quarter.......       8.85           4.85           --                --

2002
----
First Quarter........      $7.9           $5.39        $  --             $  --
Second Quarter.......       6.8            4.4            --                --
Third Quarter........       5.45           4.05           --                --
Fourth Quarter.......       6.71           4.48         5.95              4.70


        As of March 24, 2003 we had approximately 3,029 beneficial shareholders including 46 holders of record.

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

Exchange Controls

        Israeli law and regulations do not impose any material foreign exchange restrictions on non-Israeli holders of our ordinary shares. In May 1998, a new "general permit" was issued under the Israeli Currency Control Law, 1978, which removed most of the restrictions that previously existed under such law, and enabled Israeli citizens to freely invest outside of Israel and freely convert Israeli currency into non-Israeli currencies.

        Non-residents of Israel who purchase our ordinary shares will be able to convert dividends, if any, thereon, and any amounts payable upon our dissolution, liquidation or winding up, as well as the proceeds of any sale in Israel of our ordinary shares to an Israeli resident, into freely repatriable dollars, at the exchange rate prevailing at the time of conversion, provided that the Israeli income tax has been withheld (or paid) with respect to such amounts or an exemption has been obtained.

Dual Listing

        In addition to trading on Nasdaq, on October 20, 2002, our ordinary shares began trading on the Tel Aviv Stock Exchange. According to a publication of the Israeli Tax Authorities, sales of securities of an industrial company, such as us, by individuals and companies to whom Chapter B of the Inflationary Law does not apply will continue to enjoy benefits of a lower Israeli capital gains tax after a dual listing.

Taxation of Non-Resident Holders of Shares

        Non-residents of Israel are subject to income tax on income accrued or derived from sources in Israel. These sources of income include passive income, such as dividends, royalties and interest, as well as non-passive income from services provided in Israel. On distributions of dividends other than bonus shares or stock dividends, income tax is withheld at the source. Unless a different rate is provided in a treaty between Israel and the shareholder's country of residence, the withholding rate is as follows:


                                            Dividends not generated by an
                                                approved enterprise
                                   ---------------------------------------------
                                          U.S. company
    Dividends generated by               holding 10% or              Other
    an approved enterprise             more of our shares        non-resident
-------------------------------    ------------------------    -----------------
             15%                             12.5%                    25%


        Under an amendment to the Inflationary Adjustments Law, non-Israeli corporations may be subject to Israeli taxes on the sale of publicly traded securities of an Israeli company, subject to the provisions of any applicable double taxation treaty.

    Securities Authorized for Granting under Equity Compensation Plans

        The following table sets forth, for the compensation plans indicated, the number of securities to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price of outstanding options, warrants and rights and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2002:

------------------------------------------------------------------------------------------------
                                              Weighted average         Number of securities
                    Number of Securities      exercise price of       remaining available for
Compensation          to be issued upon     outstanding options,       future issuance under
Plans*                   exercise of         warrants and rights        equity compensation
                     outstanding options                                      plans**
------------------------------------------------------------------------------------------------
1996 Stock Option
Plan                      1,511,684                $10.03                           0
------------------------------------------------------------------------------------------------
2000 Stock Option
Plan                      2,862,052                 $5.42                     455,280
------------------------------------------------------------------------------------------------
Consultants
Option Plan                  37,200                 $1.18                      12,660
------------------------------------------------------------------------------------------------
Total                     4,410,936                 $6.99                     467,940
=================-==============================================================================

*    All our compensation plans were approved by our shareholders.
**   Excluding securities reflected in the first column.

    Changes in Securities and Use of Proceeds.

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

                                                                 For the account
                                               For the account    of the selling
                                                of our company      shareholder
                                               ---------------   ---------------
     Number of ordinary shares registered ..        4,370,000            N/A
     Aggregate offering price of shares
        registered .........................      $87,400,000            N/A
     Number of ordinary shares sold ........        4,370,000            N/A
     Aggregate offering price of shares sold      $87,400,000            N/A

        The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending December 31, 2002. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.

                                                  Direct or indirect payments to
                                                   persons other than affiliated
                                                              persons
                                                  ------------------------------
                                                          $6,118,000
     Underwriting discounts and commissions
     Finders' fees                                           550,000
     Expenses paid to or for underwriters                     41,290
     Other expenses                                        2,241,113
                                                           ---------
     Total expenses                                       $8,950,403
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


                                                 Direct or indirect payments
                                                 to persons other than to
Purpose                                          affiliated persons
-----------------------------------------------  ---------------------------
 Acquisition of other companies and
  business(es) ..............................            N/A
 Construction of plant, building and facilities          N/A
 Purchase and installation of machinery
   and equipment ............................            N/A
 Purchase of real estate ....................            N/A
 Repayment of indebtedness ..................            N/A
 Working capital ............................        $58,448,000
 Temporary investments ......................            N/A
 Other purposes .............................            N/A


Item 6. Selected Financial Data

        The following selected consolidated financial data for and as of the five years ended December 31, 2002, are derived from our audited consolidated financial statements which have been prepared in accordance with U.S. GAAP. Our consolidated financial statements for the four years ended December 31, 2001 were audited by Luboshitz Kasierer, a member firm of Arthur Andersen, and our consolidated financial statements for the year ended December 31, 2002 were audited by Kost Forer & Gabbay, a member of Ernst & Young Global, independent auditors whose report with respect to the year ended December 31, 2002 appears in this Annual Report. A copy of the report issued by Luboshitz Kasierer for the two years ended December 31, 2001 also appears in this Annual Report.


                                                      Year ended December 31,
                                      1998        1999       2000         2001         2002
                                      ----        ----       ----         ----         ----
                                               (in thousands, except per share data)
Consolidated Statement of
Operations Data:
Revenues.........................   $  8,894    $ 17,550     $ 45,911   $ 46,227     $ 49,095
Cost of revenues.................      1,412       2,853       11,446     10,362       10,946
                                       -----       -----       ------     ------       ------
Gross profit.....................      7,482      14,697       34,465     35,865       38,149
                                       -----      ------       ------     ------       ------
Operating expenses:
Research and development.........      4,379       7,667       14,263     17,933       15,338
Less participation by the Chief
  Scientist......................      1,140       1,097          353          -            -
                                       -----       -----          ---        ---          ---
Research and development, net....      3,239       6,570       13,910     17,933       15,338
Marketing and selling, net.......      4,425       9,502       17,358     16,735       18,624
General and administrative.......        670       1,426        3,458      4,438        4,098
Restructuring costs..............          -           -            -      3,023            -
Royalties to Chief Scientist.....          -           -        3,666          -            -
                                         ---         ---        -----        ---          ---
Total operating expenses.........      8,334      17,498       38,392     42,129       38,060
                                       -----      ------       ------     ------       ------
Operating income (loss)..........       (852)     (2,801)      (3,927)    (6,264)          89
Financial income, net............         23         105        4,176      4,652         2667
                                          --         ---        -----      -----         ----
Net income (loss)................   $   (829)   $ (2,696)    $    249   $ (1,612)    $  2,756
                                    ========    ========     ========   ========     ========
Basic net earnings (loss) per
ordinary share...................   $  (0.08)   $  (0.26)    $  0.014   $  (0.09)    $   0.15
Weighted average number of
   ordinary shares...............     10,492      10,538       17,174     18,943       18,353
Diluted net earnings (loss) per
   ordinary share................   $  (0.08)   $  (0.26)    $  0.013   $  (0.09)    $   0.15
Weighted average number of
   ordinary shares...............     10,492      10,538       19,873     18,943       18,983

                                                           December 31,
                                    ------------------------------------------------------------
                                       1998       1999        2000        2001         2002
                                       ----       ----        ----        ----         ----
                                                          (in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents........   $  3,305    $ 2,605     $  41,617   $  6,717    $ 13,825
Working capital..................      4,318        814        73,660     53,377      38,158

Total assets.....................      9,371     13,261       116,351     99,767     106,671
Total bank debt, less current            130         67            19          -           -
maturities.......................
Shareholders' equity.............      5,450      3,481        94,345     83,549      85,015



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

        All of our revenues are generated in U.S. dollars or are linked to the dollar and a majority of our expenses are incurred in U.S. dollars. Consequently, we use the dollar as our functional currency. Transactions and balances in other currencies are remeasured into dollars according to the principles in Financial Accounting Standards Board Statement No. 52. Gains and losses arising from remeasurment are reflected in the statements of operations as financial income or expenses as appropriate.

Overview

        We are a leading designer, developer and supplier of products and technology that enable real-time voice, video and data communications over packet networks, including the Internet and other IP networks.

        We were incorporated in January 1992, commenced operations in October 1992 and commenced sales of our products in the fourth quarter of 1994. Before that time, our operations consisted primarily of research and development and recruiting personnel. In 1995, we established a wholly owned subsidiary in the United States, RADVISION Inc., which conducts our sales and marketing activities in North America. We currently have sales offices in the United States, Hong Kong, China, Brazil, the United Kingdom and Israel.

Critical Accounting Policies

        We have identified the following policies as critical to the understanding of our financial statements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, inventory valuation and revenue recognition. Actual results could differ materially from these estimates. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

        Revenues from products sales are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. We have no obligation to customers after the date on which products are delivered. Revenues from maintenance and updates are recognized over the term of agreement.

        Deferred revenues include unearned amounts received under maintenance contracts, and amounts billed to customers but not yet recognized as revenues.

Revenues

        We generate revenues from sales of our networking products that are primarily sold in the form of stand-alone products, and our technology products that are primarily sold in the form of software development kits, as well as related maintenance and support services. We generally recognize revenues from the sale of our products upon shipment and when collection is probable. Revenues generated from maintenance and support services are deferred and recognized ratably over the period of the term of service. We price our networking products on a per unit basis, and grant discounts based upon unit volumes. We price our software development kits on the basis of a fixed-fee plus royalties from products developed using the software development kits. We sell our products and technology through direct sales and various indirect distribution channels in North America, Europe, the Middle East and Far East. For the year ended December 31, 2002, approximately 49.0% of our revenues were generated in the United States.

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

        Financial income, net. Our financial income consists primarily of interest earned on bank deposits and other liquid investments, gains and losses from the remeasurment of monetary balance sheet items denominated in non-dollar currencies into dollars and interest expense incurred on outstanding debt.

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

Results of Operations

        The following discussion of our results of operations for the years ended December 31, 2000, 2001 and 2002, including the percentage data in the following table, is based upon our statements of operations contained in our financial statements for those periods, and the related notes, included in this annual report:

                                              2000        2001      2002
                                              ----        ----      ----
Revenues..................................   100.0%      100.0%    100.0%
Cost of revenues..........................    24.9        22.4      22.3
Gross profit..............................    75.1        77.6      77.7
Operating expenses:
  Research and development................    31.1        38.8      31.2
  Less participation by the Chief Scientist    0.8         -         -
  Research and development, net...........    30.3        38.8      31.2
  Marketing and selling, net..............    37.8        36.2      37.9
  General and administrative..............     7.5         9.6       8.4
  One time charge/repayment of future          8.0         6.5       -
    royalties.............................
 Total operating expenses.................    83.6        91.1      77.5
Operating profit (loss)...................    (8.5)      (13.5)      0.2
Financial income, net.....................     9.1        10.1       5.4
                                               ---        ----       ---
Net income (loss).........................     0.6%       (3.4)%    5.6%
                                               ====     =======    =====

Year Ended December 31, 2002 as Compared with Year Ended December 31, 2001

        Revenues. Revenues increased from $46.2 million for the year ended December 31, 2001 to $49.1 million for the year ended December 31, 2002. This increase was due to increased sales of networking products.

        Revenues from networking products increased from $29.7million for the year ended December 31, 2001 to $36.3 million for the year ended December 31, 2002. The increase in revenue from networking products is attributable to an increase in demand for these units as customers moved from integrated services digital networks, or ISDN, to IP-based networks, as well as from the sale of an integrated videoconferencing solution to FastWeb, a Milan-based service provider that provides bundled broadband voice, video and data services to consumers and businesses throughout Italy. Revenues from technology products decreased from $16.5 million for the year ended December 31, 2001 to $12.8 million for the year ended December 31, 2002. This decrease in revenues from technology products was primarily attributable to decreased market demand as budgets for these products declined due to the worldwide economic downturn.

        Revenue from sales to customers in the United States decreased from $28.3 million, or 61.3% of revenue, for the year ended December 31, 2001, to $24.1million, or 49.0% of revenue, for the year ended December 31, 2002, a decrease of $4.2 million, or 14.8%. Revenue from sales to customers in Europe increased from $8.1 million, or 17.5% of revenue, for the year ended December 31, 2001, to $12.1 million, or 24.5% of revenue, for the year ended December 31, 2002, an increase of $4.0 million, or 49.4%. This increase in sales to customers in Europe was primarily attributable to increased market demand for our products in this region and due to the FastWeb sale.

        Revenue from sales to customers in the Far East increased from $6.9 million, or 15.0% of revenue, for the year ended December 31, 2001, to $10.2 million, or 20.8 % of revenue, for the year ended December 31, 2002, an increase of $3.3 million, or 47.8%. This increase in sales to customers in this region was primarily attributable to increased sales efforts for our networking products.

        Revenue from sales to customers in Israel increased from $1.9 million, or 4.2% of revenue, for the year ended December 31, 2001, to $2.3 million, or 4.6% of revenue, for the year ended December 31, 2002, an increase of $0.4 million, or 21.1%. This increase in sales to customers in Israel was primarily attributable to increased sales efforts for our networking products.

        Cost of Revenues. Cost of revenues increased from $10.4 million for the year ended December 31, 2001 to $10.9 million for the year ended December 31, 2002, an increase of $0.5 million, or 4.8%. Gross profit as a percentage of revenues increased from 77.6% for the year ended December 31, 2001 to 77.7% for the year ended December 31, 2002.

        Research and Development, Net. Research and development expenses, net decreased from $17.9 million for the year ended December 31, 2001 to $15.3 million for the year ended

December 31, 2002, a decrease of $2.6 million, or 14.5%. We have decreased our research and development personnel consistent with the scope of our research and development programs. Research and development expenses, net as a percentage of revenues decreased from 38.8% for the year ended December 31, 2001 to 31.2% for the year ended December 31, 2002.

        Marketing and Selling, Net. Marketing and selling expenses, net increased from $16.7 million for the year ended December 31, 2001 to $18.6 million for the year ended December 31, 2002, an increase of $1.9 million, or11.4%. We increased our sales and marketing expenses in response to current and expected continued improvement in the market for our networking products. Marketing and selling expenses, net as a percentage of revenues increased from 36.2% for the year ended December 31, 2001 to 37.9% for the year ended December 31, 2002.

        General and Administrative. General and administrative expenses decreased from $4.4 million for the year ended December 31, 2001 to $4.1 million for the year ended December 31, 2002, a decrease of $0.3 million or 6.8%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues decreased from 9.6% for the year ended December 31, 2001 to 8.4% for the year ended December 31, 2002.

        Operating Profit (Loss). Our operating results shifted from a loss of $6.3 million for the year ended December 31, 2001 to a profit of $89,000 for the year ended December 31, 2002.

        Financial Income, net. Financial income decreased from $4.7 million for the year ended December 31, 2001 to $2.7 million for the year ended December 31, 2002 principally as a result of lower interest rates.

        Net Income(Loss). We reported net income of $2,756,000, for the year ended December 31, 2002 as compared to a net loss of $1.6 million for the year ended December 31, 2001.

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

Consolidated Balance Sheet Data

        Trade Receivables. Trade receivables increased from $5.1 million at December 31, 2001 to $9.5 million at December 31, 2002, an increase of $4.4 million, or $86.3%. This increase was primarily attributable to one-time event associated with the FastWeb deal in the fourth quarter of 2002.

        Allowance for Doubtful Accounts. Allowance for doubtful accounts increased from $1,126,000 at December 31, 2001 to $1,593,000 at December 31, 2002, an increase of $467,000, or 41.5%. Allowance for doubtful accounts as a portion of trade receivables decreased from 18.1% as of December 31, 2001 to 14.4% as of December 31, 2002.

        Other Receivables and Prepaid Expenses. Other receivables and prepaid expenses increased from $1.3 million at December 31, 2001 to $2.3 million at December 31, 2002, an increase of $1.5 million, or 115.4%. This increase was primarily attributable to an increase in prepaid rental expenses in consideration for a discount on payment due.

         Inventories. Inventories decreased from $1.9 million at December 31, 2001 to $1.0 million at December 31, 2002, a decrease of $0.9 million, or 47.4%. This decrease was primarily attributable to our effort to reduce inventory levels in light of the uncertain economic conditions.

        Trade Payables. Trade payables increased from $765,000 at December 31, 2001 to $3.3 million at December 31, 2002, an increase of $2.5 million, or 326.8%, primarily due to the one time FastWeb deal that increased our trade payables and trade receivables balances.

        Other Payables and Accrued Expenses. Other payables and accrued expenses increased from $13.6 million at December 31, 2001 to $15.2 million at December 31, 2002, an increase of

$1.6 million, or 11.8%. This increase was primarily attributable to an increase of accruals, relating to a commitment to replace old products.

        Quarterly Results of Operations

        The following tables present consolidated statements of operations data for each of the eight fiscal quarters ended December 31, 2002, in dollars and as a percentage of revenues. In management's opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the unaudited information for the quarters presented. The results of operations for any quarter are not necessarily indicative of results that we might achieve for any subsequent periods.

                         Mar.31,     June 30,  Sept. 30,  Dec. 31,  Mar. 31, June 30,  Sept. 30,  Dec. 31,
                          2001        2001       2001       2001      2002     2002      2002       2002
                          ----        ----       ----       ----      ----     ----      ----       ----

 Revenues.............. $14,895     $10,430   $10,208    $10,694   $11,557  $11,707   $12,158    $13,673
 Cost of revenues......  (3,725)     (2,240)   (2,099)     (2,298)   (2,558)  (2,571)   (2,615)    (3,202)
 Gross profit..........  11,170       8,190     8,109       8,396     8,999    9,136     9,543     10,471
 Operating expenses:
   Research and
    development........   4,757       4,563     4,319       4,294     4,041    3,870     3,815      3,612
   Marketing and
    selling, net.......   4,840       4,365     3,690       3,840     4,469    4,587     4,642      4,926
   General and
    administrative.....   1,169       1,308     1,057         904       969    1,073     1,071        985
   One time
    charge/repayment
    of future royalties       -       3,023         -           -         -        -         -          -
 Operating income
   (loss)..............     404      (5,069)     (957)       (642)     (480)    (394)       15        948
 Financial income, net.   1,404       1,264     1,118         866       752      686       634        595
     Net income (loss). $ 1,808     $(3,805)     $161       $ 224      $272     $292      $649     $1,543


 As a percentage of
 revenues:
 Revenues..............     100%        100%      100%        100%      100%     100%      100%       100%
 Cost of revenues......     (25)        (21)      (21)        (21)      (22)     (22)      (22)       (23)
 Gross profit..........      75          79        79          79        78       78        78         77
 Operating expenses:
   Research and
   development.........      32          44        42          40        35       33        31         27
   Marketing and
   selling, net........      32          42        36          36        39       39        38         36
   General and
   administrative......       8          13        10           9         8        9         9          7
   One time
     charge/repayment
     of future
     royalties.........       -          29         -           -         -        -         -          -
 Operating income
 (loss) ...............       3         (49)       (9)         (6)       (4)      (3)        -          7
 Financial income, net.       9          12        11           8         6        6         5          4
     Net income (loss).      12%        (37)%       2%          2%        2%       3%        5%        11%



        We expect our operating results to fluctuate significantly in the future as a result of various factors, many of which are outside our control. Consequently, we believe that period-to-period comparisons of our operating results may not necessarily be meaningful and, as a result, you should not rely on them as an indication of future performance.

Liquidity and Capital Resources

        From our inception until our initial public offering in March 2000, we financed our operations through cash generated by operations and a combination of private placements of our share capital and borrowings under lines of credit. Through December 31, 1999, we raised a total of approximately $12.2 million in aggregate net proceeds in four private placements. In March 2000, we sold 4,370,000 of our ordinary shares in an initial public offering and 590,822 ordinary shares in a private placement to Samsung Venture Investment Corporation, a member of the Samsung group, and Siemens Aktiengesellschraft. We received net proceeds of $89.2 million from the public offering and private placement. As of December 31, 2002, we had approximately $13.8 million in cash and cash equivalents, $29.6 million in short term investments and our working capital was approximately $38.2 million. Taking into account long-term liquid investments, we had $88.4 million in cash and liquid investments as of December 31, 2002.

        Capital expenditures for the years ended December 31, 2000, 2001 and 2002 were approximately $4.2 million, $2.0 million and $1.7 million respectively. These expenditures were principally for research and development equipment, motor vehicles, office furniture and equipment and leasehold improvements. We currently do not have significant capital spending or purchase commitment, but we expect to continue to engage in capital spending consistent with anticipated growth in our operations, infrastructure and personnel. Net cash provided by operating activities was approximately $5.5 million for the year ended December 31, 2002. This amount was primarily attributable to a net profit of $2.8 million, an increase of $2.6 million in trade payables, an increase of $1.7 million in other payables and accrued expenses and an increase in depreciation of $2.7 million. These increases in cash provided by operating activities were offset in part by an increase in trade receivables of $4.4 million and an increase in other receivables of $1.6 million.

        The increase in accounts receivable and trade payables for the year ended December 31, 2002 was primarily attributable to a one time FastWeb deal. Net cash provided by investing activities was approximately $3.1 million for the year ended December 31, 2002. For the year ended December 31, 2002, $23.2 million of cash provided by investing activities were from sales of short-term deposits and $18.6 million were invested in long term investments. During the year ended December 31, 2002, $1.7 million of cash used in investing activities was for purchases of property and equipment.

        On February 28, 2001, we announced that our board of directors authorized the repurchase of up to 10% of our outstanding shares in open market transactions at prevailing market prices. We completed the share repurchase program in the first fiscal quarter of 2002 having purchased 1,866,117 ordinary shares at a total cost of $11.8 million or an average price of $6.30 per share.

        On August 28, 2002, we announced that our Board of Directors authorized the repurchase of up to $10 million or 2 million of our ordinary shares in the open market from time to time at prevailing market prices. Through December 31, 2002 we did not initiate the repurchase program. At the beginning of 2003, we started to reissue the repurchased shares upon exercise of employee stock options.

        Net cash use by financing activities was $1.5 million for the year ended December 31, 2002. For the year ended December 31, 2002, cash used in financing activities was attributable principally to repurchase of ordinary shares for a total of $1.9 million.

        As of December 31, 2002, our principal commitments consisted of obligations outstanding under operating leases. Our capital requirements are dependent on many factors, including market acceptance of our products and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

        As of December 31, 2002, we had an unused $2.5 million line of credit.

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

        Subject to compliance with applicable requirements, the portion of our income derived from the approved enterprise programs will be eligible for the following tax benefits commencing in the first year in which it generates taxable income:

    Year after we
  begin generating
   taxable income     Tax benefit
------------------    ------------------------------------------------
1-2...............    Tax-exempt
3-7...............    Corporate tax of up to 25%
8-10..............    Corporate tax of up to 25% if more than 25% of
                      our shares are held by (per Israeli Tax
                      Authorities' position - invested by) non-Israeli investors

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

        As of December 31, 2002, our net operating loss carry-forwards for Israeli tax purposes amounted to approximately $18.0 million. Under Israeli law, these net-operating losses may be carried forward indefinitely and offset against future taxable income. We expect that, during the period in which these tax losses are utilized, our income will be substantially tax-exempt. Therefore, there will be no tax benefit available from these losses and no deferred income taxes have been included in our financial statements. Deferred taxes for other temporary differences are immaterial.

        As of December 31, 2002, the net operating loss carry-forwards of our U.S. subsidiary for U.S. tax purposes amounted to approximately $8.5 million. These losses are available to offset any future U.S. taxable income of our U.S. subsidiary and will expire in the years 2010 through 2015.

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

        The following table presents information about the rate of inflation in Israel, the rate of devaluation of the NIS against the U.S. dollar, and the rate of inflation of Israel adjusted for the devaluation:

                                                          Israeli
                       Israeli          Israeli          inflation
    Year ended        inflation       devaluation       adjusted for
   December 31,         rate %           rate  %        devaluation %
   ------------       ---------       -----------       -------------
       1996               10.6            3.7               6.6
       1997                7.0            8.8              (1.7)
       1998                8.6           17.6              (7.7)
       1999                1.3           (0.1)              1.3
       2000                0.0           (2.7)              2.8
       2001                1.4            9.3              (7.8)
       2002                6.5            7.3              (0.7)


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

Recent Accounting Pronouncements

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 136"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or operating results.


Item 7A. Qualitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

Interest Rate Risk

        As of December 31, 2002, we had cash and cash equivalents and short-term investments of $43.4 million. We invest our cash surplus in time deposits, cash deposits, U.S. federal agency securities and corporate bonds with an average credit rating of A2. These investments are not purchased for trading or other speculative purposes. Due to the nature of these investments, we believe that we do not have a material exposure to market risk.

        Our exposure to market risks for changes in interest rates is limited since we do not have any material indebtedness.


Foreign Currency Exchange Risk

        We develop products in Israel and sell them in North America, Asia and several European countries. As a result our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our foreign currency exposure with respect to our sales is mitigated, and we expect it will continue to be mitigated, through salaries, materials and support operations, in which part of these costs are denominated in NIS.

        Since the beginning of 2002, the NIS has devalued approximately 7.3% against the dollar. Among the factors contributing to the devaluation are the political instability in Israel and uncertain economic conditions. The devaluation has resulted in an increase in the rate of inflation in Israel, which was approximately 6.5% for the year 2002 and higher than the annual inflation rate for 2001.

        Since most of our sales are quoted in $, and a portion of our expenses are incurred in NIS, our results may be adversely affected by a change in the rate of inflation in Israel or if such change in the rate of inflation is not offset, or is offset on a lagging basis, by a corresponding devaluation of the NIS against the dollar and other foreign currencies.

        During 2002 we entered into one foreign exchange contract. The foreign exchange contract was for 400,000 Euros and was closed in 2003 at a slight loss.

Item 8. Financial Statement and Supplementary Data

        See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On April 26, 2002, our Board of Directors in accordance with the recommendation of our Audit Committee decided to no longer utilize the services of Luboshitz Kasierer, a Member Firm of Arthur Andersen, as our independent auditors and engaged Kost Forer & Gabbay, a member of Ernst & Young International, to serve as our independent auditors for the fiscal year ending December 31, 2002. We had no disagreements with our former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The appointment of Kost Forer & Gabbay was ratified by our shareholders at the 2002 Annual Meeting of Shareholders that was held on June 9, 2002.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        Our directors and executive officers are as follows:

Name                              Age   Position
-------------------------------   ---   ------------------------------------
Zohar Zisapel..................    54   Chairman of the Board of Directors
Gad Tamari.....................    58   Chief Executive Officer and Director
David Seligman.................    44   Chief Financial Officer
Dan Goldstein..................    49   Director
Liora Katzenstein..............    47   Director
Andreas Mattes.................    42   Director
Efraim Wachtel.................    58   Director

        Zohar Zisapel, Gad Tamari, Andreas Mattes and Efraim Wachtel will serve as directors until our 2003 annual general meeting of shareholders. Liora Katzenstein is serving as outside director pursuant to the provisions of the Israeli Companies Law for a three-year term ending December 2003. Dan Goldstein served as outside director pursuant to the provisions of the Israeli Companies Law for a three-year term ending January 2003. Their terms of service may be renewed for one additional three-year term. Our company has renewed the appointment of Dan Goldstein for a term ending in January 2006 and intends to renew the appointment of Prof. Katzenstein for a term ending December 2006.

        Zohar Zisapel has served as a director since November 1992, and as our Chairman of our Board of Directors until August 1999. He again assumed the position of Chairman in April 2001. During the last several years, Mr. Zisapel has been engaged mainly in management of high technology companies. Mr. Zisapel is a founder and a director of RAD Data Communications Ltd., of which he has served as president from January 1982 until 1999, and a director of other public companies including RADCOM Ltd., RIT Technologies Ltd., Ceragon Networks Ltd. and Verisity Ltd. Mr. Zisapel has a B.Sc. from the Technion, Israel Institute of Technology and M.Sc. degrees from Tel Aviv University.

        Gad Tamari has served as our chief executive officer since April 2001. From November 1999 to April 2001, Mr. Tamari was the vice president, international operations of the OpenNet Softswitch organization, of Lucent Technologies. Prior thereto and since 1996, Mr. Tamari was chief operating officer of Excel Switching Corporation responsible for international sales, operations, marketing and customer support. He also served for many years in senior management positions with a number of telecommunications companies. Mr. Tamari has a B.Sc. degree in mechanical engineering and a M.Sc. degree in industrial engineering from the Technion, Israel Institute of Technology and attended Harvard University's Advanced Management Program.

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

        Liora Katzenstein has served as an outside director of RADVISION since December 2000. Prof. Liora Katzenstein specializes in Business Administration and Entrepreneurship. During the last five years she founded, and serves as the President and CEO of, ISEMI - Israel School of Entrepreneurial Management and Innovation. Prof. Katzenstein has also served as a Senior Lecturer in various academic institutions in Israel and abroad including the Harvard Business School, Nanyang University and the Technion, Israel Institute of Technology. Prof. Katzenstein currently serves as a director of Clal Industries & Investments Ltd., Discount Issuers Ltd., Amanat Ltd. and Palafric Investments Ltd., and holds various other academic and business related positions, including as a member of the Israeli Governmental Committee on Start-Up Companies. Over the last fifteen years Prof. Katzenstein served as a faculty member and on the management of universities and management institutes both in Israel and abroad and published numerous business articles in the Israeli professional press.

        Andreas Mattes has served as a director since February 2000. Since April 1999, Mr. Mattes has been the president of enterprise networks of Siemens ICN. From October 1998 until April 1999, Mr. Mattes was the president of central sales of Siemens ICN. From June 1997 until October 1998, Mr. Mattes was the president of international sales of Siemens PN. From January 1996 until June 1997, Mr. Mattes was the vice president of product management of Siemens PN. From October 1985 until January 1996, Mr. Mattes held various sales, marketing and business administration positions at Siemens.

        Efraim Wachtel has served as a director since March 1998. Mr. Wachtel has been president and chief executive officer of RAD Data Communications Ltd., or RAD since November 1997. From October 1985 to November 1997, Mr. Wachtel was vice president of sales and marketing of RAD. Before October 1985, Mr. Wachtel held various research and development positions in several companies in Israel and in the U.S. Mr. Wachtel has a B.Sc. degree in electrical engineering from the Technion, Israel Institute of Technology.

        Other key managers are as follows:

  Name                        Age  Position
  --------------------------  ---  -------------------------------------------
  Boaz Raviv................  43   General Manager of the Technology Group
  Avinoam Barak.............  41   General Manager of the Networking Group
  Ofer Shapiro..............  34   Senior Vice President, Business Development
  Eli Doron.................  50   Chief Technical Officer and Executive Vice
                                   President
  Irit Machtey..............  47   Senior Vice President Organization &
                                   Human Resources
  Arnie Taragin.............  47   Vice President and General Counsel

        Boaz Raviv has served as general manager of the technology group since December 2000. From December 1999 to December 2000, Mr. Raviv was the vice president of business development and marketing at Elron TeleSoft. From January 1996 to November 1999, he was telecom division manager at Elron Software. From July 1989 to December 1995, Mr. Raviv held various key positions at CAP GEMINI, France. Mr. Raviv served his apprenticeship at Robotic in CEMAGREF and he holds a bachelor's degree from the Technion, Israel Institute of Technology in Haifa.

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

        Irit Machtey has been responsible for our organization & human resources department since July 31, 2002 when she joined our company as senior vice president of human resources. Prior to that and since April 2000, Ms. Machtey was a management and organizational consultant at My Time, a leading consultancy for high tech and communications companies in Israel. Prior to joining My Time and since 1986, Ms. Machtey held a series of senior level positions at Cellcom Ltd., Sapiens Intentional, and National Semiconductor.
Ms. Machtey holds a bachelor's degree in behavioral science from the Ben-Gurion University and an M.B.A. in organizational behavioral from the School of Business Administration of Tel Aviv University.

        Arnie Taragin joined our company in early 2003 as vice president and general counsel. Prior to joining us and since April 1999, Mr. Taragin was general counsel of Scitex Corporation, and when Scitex Corporation merged with Creo Inc., he became vice president and general counsel of CreoScitex Corporation Ltd. Prior thereto and since 1999 Mr. Taragin was employed by Israeli Aircraft Industries as an attorney. Before moving to Israel in 1992, Mr. Taragin practiced law in the United States, first as an associate and then in 1985 as a partner in a law firm, specializing in business law, international commerce and regulatory matters. Mr. Taragin graduated with honors from the Johns Hopkins University (1997) and the University of Maryland Law School
(1980) where he received national awards for achievement.

Election of Directors

        Pursuant to our articles of association, all of our directors, other than our outside directors, are elected at our annual general meeting of shareholders by a vote of the holders of a majority of the voting power represented and voting at such meeting. Outside directors are elected for a three-year term. All the members of our Board of Directors, except the outside directors, may be reelected upon completion of their term of office. In the intervals between annual general meetings of the company, our Board of Directors may elect new directors, whether to fill vacancies or in addition to those of their body, but only if the total numbers of directors shall not at any time exceed any maximum number, if any, fixed by or in accordance with our articles of association. Five of our directors currently in office were elected by our shareholders at our 2002 annual general meeting of shareholders.

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

Audit Committee

        Our audit committee currently is composed of Dan Goldstein, Liora Katzenstein and Efraim Wachtel. It is currently contemplated that the audit committee will meet at least quarterly. The responsibilities of the audit committee include: (i) examining the manner in which management ensures and monitors the adequacy of the nature, extent and effectiveness of accounting and internal control systems; (ii) reviewing prior to publication the statutory accounts and other published financial statements and information; (iii) monitoring relationships with our independent auditors, ensuring that there are no restrictions on the scope of the statutory audit, making recommendations on the auditors appointment and dismissal, and reviewing the activities, findings, conclusions and recommendations of the independent auditors; (iv) reviewing arrangements established by management for compliance with regulatory and financial reporting requirements; (v) reviewing the scope and nature of the work of the internal auditing unit; and (vi) approval of related party transactions under the Companies Law.

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

        Our option and compensation committee, whose members are Zohar Zisapel, Efraim Wachtel and Gad Tamari, administers our consultants option plan and sets the annual compensation for Gad Tamari, our chief executive officer. Our executive committee, whose members are Zohar Zisapel, Dan Goldstein and Gad Tamari is responsible for managing our daily operations and acting on behalf of our board of directors in exigent circumstances.

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

Approval of Related Party Transactions Under Israeli Law

        The Companies Law codifies the fiduciary duties that "office holders", including directors and executive officers, owe to a company. An "office holder" is defined in the Companies Law as a director, general manager, chief business manager, deputy general manager, vice general manager, other manager directly subordinate to the managing director or any other person assuming the responsibilities of any of the foregoing positions without regard to such person's title. An office holder's fiduciary duties consist of a duty of care and a duty of loyalty. The duty of care requires an office holder to act at a level of care that a reasonable office holder in the same position would employ under the same circumstances. This includes the duty to utilize reasonable means to obtain (i) information regarding the appropriateness of a given action brought for his approval or performed by him by virtue of his position and (ii) all other information of importance pertaining to the foregoing actions. The duty of loyalty includes avoiding any conflict of interest between the office holder's position in the company and his personal affairs, avoiding any competition with the company, avoiding exploiting any business opportunity of the company in order to receive personal gain for the office holder or others, and disclosing to the company any information or documents relating to the company's affairs which the office holder has received due to his position as an office holder. Each person identified as a director or executive officer in the first table in the section is an office holder. Under the Companies Law and our Articles of Association, all arrangements as to compensation of office holders who are not directors require approval of our Audit Committee and Board of Directors if the transaction is an "extraordinary transaction", or if such transaction is not an "extraordinary transaction," the approval of our General Manager according to guidelines of the Board of Directors. The compensation of office holders who are directors must be approved by our Audit Committee, Board of Directors and shareholders.

        The Companies Law requires that an office holder promptly disclose any personal interest that he or she may have and all related material information known to him or her, in connection with any existing or proposed transaction by us. In addition, if the transaction is an extraordinary transaction, that is, a transaction other than in the ordinary course of business, other than on market terms, or likely to have a material impact on the company's profitability, assets or liabilities, the office holder must also disclose any personal interest held by the office holder's spouse, siblings, parents, grandparents, descendants, spouse's descendants and the spouses of any of the foregoing, or by any corporation in which the office holder or a relative is a 5% or greater shareholder, director or general manager or in which he or she has the right to appoint at least one director or the general manager. Some transactions, actions and arrangements involving an office holder (or a third party in which an office holder has an interest) must be approved by the board of directors or as otherwise provided for in a company's articles of association, as not being adverse to the company's interest. In some cases, such a transaction must be approved by the audit committee and by the board of directors itself (with further shareholder approval required in the case of extraordinary transactions). An office holder who has a personal interest in a matter, which is considered at a meeting of the board of directors or the audit committee, may not be present during the board of directors or audit committee discussions and may not vote on this matter, unless the majority of the members of the board or the audit committee have a personal interest, as the case may be, in which case such transaction will also require the approval of shareholders.

        The Companies Law also provides that some transactions between a public company and a controlling shareholder, or transactions in which a controlling shareholder of the company has a personal interest but which are between a public company and another entity, require the approval of the board of directors and of the shareholders. The Companies Law defines a controlling shareholder as a person who holds 25% or more of the voting rights at the company's general meeting, provided there is no other person that holds more than 50% of the voting rights in the company; for purposes of holding, two or more persons who hold voting rights in the company and each of whom has a personal interest in the approval of the same transaction up for approval by the company shall be deemed one holder. Moreover, an extraordinary transaction with a controlling shareholder or the terms of compensation of a controlling shareholder, or an extraordinary transaction with another person in whom the controlling shareholder has a personal interest must be approved by the audit committee, the board of directors and shareholders. The shareholder approval for an extraordinary transaction must include at least one-third of the shareholders who have no personal interest in the transaction and are present at the meeting. The transaction can be approved by shareholders without this one-third approval, if the total shareholdings of those shareholders who have no personal interest and voted against the transaction do not represent more than one percent of the voting rights in the company.

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

     o a breach of his duty of loyalty to us, provided that the office holder acted in good faith and had reasonable cause to assume that his act would not prejudice our interests; or

     o a financial liability imposed upon him in favor of another person in respect of an act performed by him in his capacity as an office holder. In addition, we may indemnify an office holder against:

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

        On January 18, 2000, our shareholders agreed to indemnify our office holders to the fullest extent permitted under the Companies Law. We have obtained directors and officers liability insurance for the benefit of our office holders.

     Item 11. Executive Compensation

        The following table sets forth information concerning the total compensation paid to our executive officers in fiscal 2002:

                                         Salaries,          Pension,
                                           fees,         retirement and
                                        commissions       other similar
Name and Principal Position             and bonuses         benefits
-------------------------------------   -----------      --------------
All officers and directors as a group
(7 persons)..........................     $334,413           $17,433

        The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than 10% of each officer's salary for such year.

1996 Stock Option Plan

        In April 1996, we adopted our key employee share incentive plan. Employees of RADVISION and its subsidiaries of or affiliates of RADVISION belonging to the RAD-BYNET group are eligible to participate in the plan. Options granted under this plan are for a term of sixty-two months from the date of the grant of the option. The following table presents option grant information for this plan as of January 31, 2003:

      Ordinary shares reserved          Options          Weighted average
         for option grants              granted           exercise price
      ------------------------         ---------         ----------------
             3,163,523                 3,100,223              $ 2.86


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

Consultants Option Plan

        In March 1999, we adopted our consultants option plan. Our employees and directors and consultants employed by us are eligible to participate in the plan. Options granted under the plan are for a term of sixty-two months from the date of grant of the option. The following table presents option grant information for this plan as of January 31, 2003:



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

Plan Administration

        The option and compensation committee of our board of directors administers the plan, subject to Board ratification. Under the plan, the committee has the authority to recommend to the Board:

     o    the persons to whom options are granted;

     o    the number of shares underlying each option award;

     o    the time or times at which the award shall be made;

     o the exercise price, vesting schedule and conditions under which the options may be exercised; and

     o any other matter necessary or desirable for the administration of the plan.

Option Trust

        Under the plan, all options, or shares issued upon exercise of options, are held in trust and registered in the name of a trustee selected by the share option and compensation committee. The plan provides that the trustee will empower Yehuda and Zohar Zisapel to exercise the voting rights attached to the ordinary shares issued upon exercise of the options.

Termination and Amendment

        Our board of directors may terminate or amend the plan, provided that any action by our board of directors which will alter or impair the rights of an option holder requires the prior consent of that option holder.

2000 Stock Option Plan

        Our 2000 Employee Stock Option Plan, or the 2000 Plan, currently authorizes the grant of options to purchase up to 3,321,552 ordinary shares. Employees and consultants of our company and its subsidiaries are eligible to participate in the 2000 Plan. The 2000 Plan also provides for the grant of options equal in the amount of up to 4% of our share capital, on a fully diluted basis, in each subsequent year following the year 2000 for issuance under the 2000 Stock Option Plan. An additional 894,945 ordinary shares were authorized for grant in 2001 based on 4% of our share capital at December 31, 2000 and an additional 887,630 ordinary shares were authorized for grant in 2002 based on 4% of our share capital at December 31, 2001 an additional 748,997 ordinary shares will be authorized for grant in 2003 based on 3.3% of our share capital at December 31, 2002. Options, which are canceled or not exercised within the option period will become available for future grants. Awards under the 2000 Plan may be granted in the form of incentive stock options as provided in
Section 422 of the U.S. Internal Revenue Code of 1986, as amended, non-qualified stock options, options granted pursuant to Section 102 of the Israeli Tax Ordinance and options granted pursuant to Section 3.(9) of the Israeli Tax Ordinance.

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

        The following table presents option grant information for this plan as of January 31, 2003:

       Ordinary shares                            Range of exercise
 reserved for option grants   Options granted           prices
 --------------------------   ---------------     -----------------
          3,321,552               2,853,612         $4.57- $28.00

Exercise of Options During 2002

        During the year ended December 31, 2002, we issued 262,355 ordinary shares, par value NIS 0.1 per share each, at an average exercise price of $1.61 per share to employees and consultants as a result of the exercise of stock options.

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

                                          Number of ordinary    Percentage of
                                                shares           outstanding
                                              beneficially       ordinary
Name                                           owned   (1)        shares (2)
---------------------------------------   ------------------    -------------
Yehuda Zisapel (3)(4)..................        1,964,561           10.69%
Zohar Zisapel (5)(6)...................        2,028,041           11.03%
Siemens Venture Capital GmbH (7).......        1,389,378            7.56%
Samsung entities (8)...................        1,000,000            5.44%
The Baupost Group, L.L.C. (9) .........        3,377,975            18.37%

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

(2) The percentages shown are based on 18,384,404 ordinary shares issued and outstanding as of March 26, 2003.

(3) Includes 477,213 ordinary shares owned of record by Rad Data Communications Ltd.

(4) The address of Mr. Yehuda Zisapel is 24 Raul Wallenberg Street, Tel Aviv 69719, Israel.

(5) Includes 477,213 ordinary shares owned of record by Rad Data Communications Ltd., 310,856 ordinary shares owned of record by Michael and Klil Holdings (93) Ltd., and 306,456 ordinary shares owned of record by Lomsha Ltd.

(6) The address of Mr. Zohar Zisapel is 24 Raul Wallenberg Street, Tel Aviv 69719, Israel.

(7) The address of Siemens Venture Capital GmbH is Baierbrunner Str. 23, 81379, Munich, Germany.

(8) The address of Samsung Electro-Mechanics Co. Ltd. is 314 Maetan 3-Dong, Paldal-Gu, Suwon, Kyunggi-D, Korea 442-743. The address of Samsung Venture Investment Corporation is Samsung Yeok Sam Bldg. 647-9, Yeok Sam-Dong, Kang Nam-Gu, Korea 135-080.

(9)     Based solely upon, and qualified in its entirety with reference to, a
        Schedule 13G filed with the Securities and Exchange Commission on February 13, 2003.



Directors and Executive Officers

        The following table and the footnotes thereto contain information concerning the beneficial ownership of our ordinary shares by all of our directors and executive officers as a group including currently exercisable stock options.

                                  Number of ordinary   Percentage of outstanding
Name                              shares               ordinary shares (1)(2)
--------------------------------  ------------------   -------------------------
All directors and executive
officers as a group (7 persons).  2,467,254               13.42%

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

(2) The percentage of ordinary shares for each person and the group shown in this table is based on the 18,384,404 ordinary shares outstanding on March 26, 2003.

Item 13. Certain Relationships and Related Transactions

The RAD-BYNET Group

        Zohar Zisapel our chairman and Yehuda Zisapel, our former director and chairman, are principal shareholders of our company. Individually or together, they are also directors and principal shareholders of several other companies which, together with us and the other subsidiaries and affiliates, are known as the RAD-BYNET group. These corporations include:

AB-NET Ltd.                       Ceragon Networks Ltd.           RADView Software Ltd.
Axerra Networks Inc.              Modules INC.                    RADWARE Ltd.
BYNET Data Communications Ltd.    RADCOM Ltd.                     RADWIN Ltd.
BYNET Electronics Ltd.            RAD Data Communications Ltd.    RIT Technologies Ltd.
BYNET Properties Ltd.             RADLAN Computer                 RND  Operation Services Ltd.
BYNET SEMECH Outsourcing Ltd.       Communications Ltd.           Sanrad Inc.
BYNET Systems Applications Ltd.                                   SILICOM Ltd.
BYNET Personal Computers Ltd.                                     WISAIR Inc.

        In addition to engaging in other businesses, members of the RAD-BYNET group are actively engaged in designing, manufacturing, marketing and supporting data communications products, none of which currently compete with our products. Some of the products of members of the RAD-BYNET group are complementary to, and may be used in connection with, our products.

        Members of the RAD-BYNET group provide us with human resource and administrative services, and we reimburse each company for its costs in providing these services. The aggregate amount of these reimbursements was approximately $107,000 and $54,000 in 2001 and 2002, respectively.

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

Lease Arrangements

        We leased from RAD Data Communications, an affiliated company controlled by Yehuda Zisapel and Zohar Zisapel and a member of the RAD-BYNET group, approximately 11,000 square feet of office space for our facility in New Jersey, for a monthly rent of approximately $8,800. The lease terminated in May 2002. The monthly rent payments included a 15% intra-group discount.

Supply Arrangement

        We purchase from RAD Data Communications components that we integrate into our multimedia RADVISION products. The aggregate purchase price of these components was approximately $114,000 for the year ended December 31, 2001 and $133,000 for the year ended December 31, 2002.

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

        the demand covers shares representing a market value of at least $3 million; and the demand does not include shares which may be sold without restriction within three months from the date of the demand.

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

        The voting agreement expires in March 2003, except that it will be automatically extended for two additional one-year periods, unless any of the parties to the agreement notifies each of the other parties 60 days before the expiration date of the then current term that such party wishes to terminate the agreement. 4,427,554 ordinary shares, representing approximately 24.21 % of the outstanding shares, are currently subject to the voting agreement.

Item 14. Controls and Procedures

        Within the 90 days prior to the date of the filing of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our company's periodic SEC filings.

        There have been no significant changes in the our internal controls or other factors which could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.


(a)(2)  Index to Financial Statement Schedules


Schedule II--Valuation and qualifying accounts (years ended December 31, 2000, 1999 and 1998).

(a)(3) See Exhibits below for all Exhibits being filed or incorporated by reference herein.

Exhibit   Description
-------   -----------

 3.1*     Memorandum of Association of the Registrant

 3.2*     Articles of Association of the Registrant

 4.1*     Form of Ordinary Share Certificate

 4.2* Agreement, dated as of April 14, 1995, by and among Registrant, RAD Data Communications Ltd. and Yehuda Zisapel and Zohar Zisapel

 4.3* Agreement, dated as of April 18, 1995, by and among Registrant, Clal Venture Capital Fund LP and Yehuda Zisapel and Zohar Zisapel

 4.4* Agreement, dated as of April 18, 1995, by and among Registrant, Lannet Data Communications Ltd. and Yehuda Zisapel and Zohar Zisapel

 4.5* Agreement, dated as of April 19, 1995, by and among Registrant, ECI Telecom Ltd. and Yehuda Zisapel and Zohar Zisapel

 4.6* Agreement, dated as of April 24, 1995, by and among Registrant, Zohar Gilon, Avraham Neuman, Yair Tauman and W.S.P. Capital Investment Ltd., and Yehuda Zisapel and Zohar Zisapel

 4.7* Agreement, dated as of April 26, 1995, by and among Registrant, Lerosh Investments Ltd., Gevahim Investments House Limited Ltd., Yoav Chelouche, Permal Emerging Growth V Ltd., Maritime--Julex Investment Ltd., Shraga Blazer and Eli Luz and Yehuda Zisapel and Zohar Zisapel

 4.8* Agreement, dated as of April 27, 1995, by and among Registrant, Finovelec, Factory Systemes, Houston Venture Partners, Ltd. and Yehuda Zisapel and Zohar Zisapel

 4.9* Agreement, dated September 12, 1996, by and among Registrant and Intel Corporation, as amended

 4.10* Agreement, dated May 12, 1998, by and among Registrant, Evergreen Canada Israel Management Ltd., IJT Technologies Ltd., Periscope I Fund Israeli Partnership, Dovrat Shrem Trust Company Ltd., Rubin Gruber, C.E. Unterberg, Towbin LLC, C.E. Unterberg, Towbin Private Equity Partners LP, C.E. Unterberg, Towbin Private Equity Partners CV, C.E. Unterberg, Private Profit Sharing Plan FBO Alex Bernstein and Steimatzsky Ltd.

10.1***   Form of 2000 Employee Stock Option Plan

10.2*     Key Employee Share Incentive Plan, as amended

10.3*     Consultant Option Plan, as amended

10.4* License Agreement, dated January 13, 1999, between Registrant and RADCOM Ltd.

10.5* Lease Agreement, dated May 12, 1997, between RADVISION Inc. and RAD Data Communications Inc., as amended

10.6** Lease Agreement, dated January 19, 2001, between Zohar Zisapel Properties, Inc., Yehuda Zisapel Properties, Inc. and RADVISION Inc.

11        Statements re computation of per share earning.

21        Subsidiaries of RADVISION Ltd.

23        Consent  of  Kost   Forer  &  Gabbay,   a  member  of  Ernst  &  Young
          International,  with respect to the  Registration  Statements  on Form
          S-8.

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

        -------------------

* Incorporated by reference to our registration statement on Form F-1, registration number 333-30916, as amended, filed with the Securities and Exchange Commission.
** Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.
*** Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.



(b)  Reports on Form 8-K.

         1. On November 4, 2002 the Registrant filed with the Securities and Exchange Commission a Form 8-K, announcing the INVISION product line.

         2. On November 18, 2002 the Registrant filed with the Securities and Exchange Commission a Form 8-K, announcing the sale and successful roll out of an integrated videoconferencing solution to FastWeb, a Milan-based service provider that provides bundled broadband voice, video, and data services to consumers and businesses throughout Italy.

         3. On November 26, 2002 the Registrant filed with the Securities and Exchange Commission a Form 8-K, reporting the receipt from the Israeli court to commence its second program to repurchase up to $10 million or 2 million of its common shares under the share repurchase program that was announced on August 28, 2002.

                         RADVISION Ltd. and Subsidiaries
                 Schedule II--Valuation and Qualifying Accounts

Column A                                  Column B           Column C               Column D     Column E
--------                                  --------           --------               --------     --------
                                                            Additions
                                                       -------------------------
                                         Balance at    Charged to    Charged to                  Balance at
                                          beginning    costs and       other                         end
Description                               of period     expenses      accounts      Deductions   of period
-----------                               ---------     --------      --------      ----------   ---------
Year ended December 31, 2002:
Allowance for doubtful accounts....     $1,126,000       $467,000                                $1,593,000
                                        ==========                                               ==========
Year ended December 31, 2001:
Allowance for doubtful accounts....       $577,000       $549,000                                $1,126,000
                                          ========                                               ==========
Year ended December 31, 2000:
Allowance for doubtful accounts....       $225,000       $352,000                                  $577,000
                                          ========                                                 ========


                       RADVISION LTD. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2002

                                 IN U.S. DOLLARS

                                      INDEX

                                                                          Page
                                                                          ----

 Reports of Independent Auditors                                           F-2

 Consolidated Balance Sheets                                               F-4

 Consolidated Statements of Operations                                     F-5

 Statements of Changes in Shareholders' Equity                             F-6

 Consolidated Statements of Cash Flows                                     F-7

 Notes to the Consolidated Financial Statements                     F-8 - F-31



                          - - - - - - - - - - - - - - -

ERNST & YOUNG



                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Radvision Ltd.:
---------------

      We have audited the accompanying consolidated balance sheets of Radvision Ltd. (the "Company") and its subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002, and the consolidated results of their operations and cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                    /s/Kost Forer & Gabbay
Tel-Aviv, Israel                                    KOST FORER & GABBAY
January 29, 2003                              A Member of Ernst & Young Global

This is a copy of the previously issued Independent Public Accountants' report of Arthur Andersen. The report has not been reissued by Arthur Andersen.


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




                                            Luboshitz Kasierer
                                            Arthur Andersen
Tel-Aviv, Israel
January 30, 2002

                                             RADVISION LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                               December 31,
                                                        ------------------------
                                                            2001         2002
                                                        -----------   ----------
     ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                           $  6,717     $ 13,825
    Short-term bank deposits                              27,701       14,879
    Short-term marketable securities                      25,084       14,712
    Trade receivables (net of allowance for
    doubtful accounts of $ 1,126 and $ 1,593
    at December 31, 2001 and 2002, respectively)           5,078        9,505
    Other receivables and prepaid expenses                 1,259        2,836
    Inventories                                            1,884          996
                                                         ----------   ----------
  Total current assets                                    67,723       56,753
                                                         ----------   ----------
  LONG-TERM ASSETS:
    Long-term bank deposits                                2,022        11,013
    Long-term marketable securities                       24,304        33,929
    Severance pay fund                                     1,200         1,641
                                                         ----------   ----------
  Total long-term assets                                  27,526        46,583
                                                         ----------   ----------
  PROPERTY AND EQUIPMENT, NET                              4,518         3,335
                                                         ----------   ----------
  Total assets                                          $ 99,767      $106,671
                                                         ==========   ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Current maturities of long-term bank loans          $     19     $      -
    Trade payables                                           765         3,347
    Deferred revenues                                      3,491         2,863
    Other payables and accrued expenses                   10,071        12,385
                                                         ----------  -----------
  Total current liabilities                               14,346        18,595
                                                         ----------  -----------
  ACCRUED SEVERANCE PAY                                    1,872         3,061
                                                         ----------  -----------
  Total liabilities                                       16,218        21,656
                                                         ----------  -----------
  COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
    Ordinary shares of NIS 0.1 par value:
     Authorized - 25,000,000  shares as of
     December 31, 2001 and 2002;  Issued -
     19,889,690  and  20,152,045  shares  as of
     December  31,  2001  and  2002,
     respectively; Outstanding - 18,304,244 and
     18,285,930 shares as of December 31, 2001
     and 2002, respectively                                  182           187
    Additional paid-in capital                           104,209       104,586
    Deferred stock compensation                             (299)         (117)
    Treasury stock, at cost (1,585,446 and 1,866,115
     Ordinary shares of NIS 0.1 par value as of
     December 31, 2001 and 2002, respectively)            (9,903)      (11,757)
    Accumulated deficit                                  (10,640)       (7,884)
                                                         -----------   ---------
  Total shareholders' equity                              83,549        85,015
                                                         -----------   ---------
  Total liabilities and shareholders' equity            $ 99,767       $106,671
                                                        ============  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except per share data

                                                                       Year ended December 31,
                                                               ---------------------------------------
                                                                   2000         2001          2002
                                                               ------------ ------------- ------------
 Revenues                                                      $ 45,911     $ 46,227      $ 49,095
 Cost of revenues                                                11,446       10,362        10,946
                                                               ------------ ------------- ------------

 Gross profit                                                    34,465       35,865        38,149
                                                               ------------ ------------- ------------
  Operating expenses:
    Research and development costs                               14,263       17,933        15,338
    Less - participation by the Chief Scientist of the
      Government of Israel                                          353            -             -
                                                               ------------ ------------- ------------
    Research and development expenses, net                       13,910       17,933        15,338
    Marketing and selling expenses, net                          17,358       16,735        18,624
    General and administrative expenses                           3,458        4,438         4,098
    Restructuring costs                                               -        3,023             -
    Repayment of future royalties                                 3,666            -             -
                                                               ------------ ------------- ------------

 Total operating expenses                                        38,392       42,129        38,060
                                                               ------------ ------------- ------------

 Operating income (loss)                                         (3,927)      (6,264)           89
 Financial income, net                                            4,176        4,652         2,667
                                                               ------------ ------------- ------------
 Net income (loss)                                               $  249     $ (1,612)     $  2,756
                                                               ============ ============= ============
 Basic net earnings (loss) per Ordinary share                    $0.014     $  (0.09)     $   0.15
                                                               ============ ============= ============
 Diluted net earnings (loss) per Ordinary share                  $0.013     $  (0.09)     $   0.15
                                                               ============ ============= ============




The accompanying notes are an integral part of the consolidated financial statements

                                             RADVISION LTD. AND ITS SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data


                               Ordinary shares    Preferred shares    Additional  Deferred                              Total
                             ------------------  -------------------   paid-in     stock      Treasury Accumulated  shareholder's
                               Number    Amount    Number    Amount     capital  compensation  stock     deficit       equity
                             ---------  -------  ---------- -------- ----------- ------------ -------- ------------ ------------
 Balance as of January 1,
   2000                      10,686,306   $  17   2,957,165   $   4    $ 13,789    $(1,052)   $      -    $ (9,277)     $ 3,481
   Ordinary shares issued     4,960,822     125           -       -    *)89,094          -           -           -       89,219
   Conversion of Preferred
    shares                    2,957,165       4  (2,957,165)     (4)          -          -           -           -            -
   Cancellation of Ordinary
    shares                      (58,447)      -           -       -           -          -           -           -            -
   Deferred compensation              -       -           -       -         218       (218)          -           -            -
   Options exercised            599,138      19           -       -         780          -           -           -          799
   Amortization of deferred
    compensation                      -       -           -       -         (32)       629           -           -          597
   Net income                         -       -           -       -           -          -           -         249          249
                             ----------  ------  ---------- -------  ----------    --------   --------    --------- ------------
 Balance as of December 31,
   2000                      19,144,984     165           -       -     103,849       (641)          -      (9,028)      94,345
   Purchase of treasury
    stock                    (1,585,446)      -           -       -           -          -      (9,903)          -       (9,903)
   Options exercised            744,706      17           -       -         924          -           -           -          941
   Payment of issuance
    expenses                          -       -           -       -        (550)         -           -           -         (550)
   Amortization of deferred
    compensation                      -       -           -       -         (14)       342           -           -          328
   Net loss                           -       -           -       -           -          -           -      (1,612)      (1,612)
                             ----------  ------  ---------- ------- -----------    --------   --------    --------- ------------
 Balance as of December 31,
   2001                      18,304,244     182           -       -     104,209       (299)     (9,903)    (10,640)      83,549
   Purchase of treasury
    stock                      (280,669)      -           -       -           -          -      (1,854)          -       (1,854)
   Exercise of options by
    employees                   262,355       5           -       -         377          -           -           -          382
   Amortization of deferred
    stock compensation                -       -           -       -           -        182           -           -          182
   Net income                         -       -           -       -           -          -           -       2,756        2,756
                             ----------  ------  ---------- -------- ----------    --------   --------     -------- ------------
  Balance as of December 31,
   2002                      18,285,930   $ 187           -   $   -   $ 104,586    $  (117)   $(11,757)   $ (7,884)  $   85,015
                             ==========  ======  ========== ========= ===========  ========   ========    ========= ============

*) Net of issuance expenses of approximately $ 8,400.

The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                     Year ended December 31,
                                                            ------------------------------------------
                                                               2000            2001           2002
                                                            -----------    ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $    249       $ (1,612)       $  2,756
   Adjustments required to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation                                               1,843          2,407           2,665
    Gain on sale of property and equipment                         -              -              (2)
    Accrued interest and amortization of premium on
     held-to-maturity marketable securities                        -              -            (263)
    Accrued severance pay, net                                   107            279             748
    Amortization of deferred stock compensation                  597            328             182
    Decrease (increase) in trade receivables, net             (3,810)         1,947          (4,427)
    Decrease (increase) in other receivables and prepaid
     expenses                                                    465           (208)         (1,577)
    Decrease (increase) in inventories                        (2,522)         3,072             888
    Increase (decrease) in trade payables                      1,158         (2,951)          2,582
    Increase (decrease) in deferred revenues                   7,367         (6,807)           (628)
    Increase (decrease) in other payables and accrued
     expenses                                                  3,076          3,592           2,314
    Other                                                         34            174               -
                                                            -----------    -----------    ------------

 Net cash provided by operating activities                     8,564            221           5,238
                                                            -----------    -----------    ------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in short-term investments                        (39,550)       (13,235)              -
   Increase in long-term investments                         (15,897)       (10,429)              -
   Proceeds from redemption of held-to-maturity
    marketable securities                                          -              -          45,810
   Purchase of held-to-maturity marketable securities              -              -         (44,800)
   Proceeds from withdrawal of bank deposits                       -              -          36,998
   Purchase of bank deposits                                       -              -         (33,167)
   Purchase of property and equipment                         (4,175)        (2,045)         (1,705)
   Proceeds from sale of property and equipment                  118            146             225
                                                            -----------    -----------    ------------
 Net cash provided by (used in) investing activities         (59,504)       (25,563)          3,361
                                                            -----------    -----------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of share capital                                  90,018            941               -
   Purchase of treasury stock                                      -         (9,903)         (1,854)
   Exercise of options by employees                                -              -             382
   Payment of issuance expenses                                    -           (550)              -
   Repayment of long-term bank loans                             (66)           (46)            (19)
                                                            -----------    -----------    ------------
 Net cash provided by (used in) financing activities          89,952         (9,558)         (1,491)
                                                            -----------    -----------    ------------
 Increase (decrease) in cash and cash equivalents             39,012        (34,900)          7,108

 Cash and cash equivalents at the beginning of the year        2,605         41,617           6,717
                                                            -----------    -----------    ------------
 Cash and cash equivalents at the end of the year           $ 41,617       $  6,717        $ 13,825
                                                            ===========    ===========    ============

  Supplemental disclosure of cash flow activities:
  ------------------------------------------------
     Cash paid during the year for:
       Interest                                            $       8      $       4      $        -
                                                          ===========    ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 1:- GENERAL

          Radvision Ltd. ("the Company"), an Israeli corporation, designs, develops and supplies products and technology that enable real-time voice, video and data communications over packet networks, including the Internet and other networks based on the Internet protocol.

          The Company's products and technology are used by its customers to develop systems that enable enterprises and service providers to use packet networks for real-time IP ("Internet Protocol") communications.

          Commencing in 2001, the Company operates under two reportable segments, based on its restructured internal organization, management of operations and performance evaluation. These segments are: 1) the "networking" business unit or NBU, which focuses on a networking product and is responsible for developing networking products for IP-centric voice, video and data conferencing services; and 2) the "technology" business unit or TBU, which focuses on creating developer toolkits for the underlying IP communication protocols and testing tools needed for real-time voice and video over IP.

          The Company has four wholly-owned subsidiaries: Radvision Inc., in the United States, Radvision B.V., in the Netherlands, Radvision HK in Hong Kong, and Radvision U.K. in the United Kingdom. The subsidiaries are primarily engaged in the sale and marketing of the Company's products and technology.

          Revenues derived from the Company's two largest customers in 2002 represented 25% and 11% of total sales (see Note 11c).

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

          The consolidated financial statements are prepared according to generally accepted accounting principles in the United States or U.S. GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

          a.   Use of estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          b.   Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany
               transactions    and   balances   have   been    eliminated   upon
               consolidation.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          c.   Financial statements in U.S. dollars:

               The Company and its subsidiaries' revenues are generated in U.S. dollars ("dollar"). In addition, a portion of the Company and its subsidiaries' costs is incurred in dollars. The Company's management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

               Accordingly, the Company and its subsidiaries' transactions and balances, denominated in dollars, are presented at their original amounts. Non-dollar transactions and balances have been remeasured into U.S. dollars, in accordance with Statement of the Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No.52"). All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies, are reflected in the statements of operations as financial income or expenses, as appropriate, and have not been material for all periods presented.

          d.   Cash equivalents:

               Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less at the date aquired.

          e.   Marketable securities:

               The Company accounts for investments in debt securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. The amortized cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization any decline in value judged to be other than temporary and interest are included in financial income, net.

          f.   Short-term bank deposits:

               Short-term bank deposits are deposits with maturities of more than three months but less than one year. The deposits are in U.S. dollars and bear interest at an average rate of 2.95%. The short-term deposits are presented at their cost, including accrued interest.

          g.   Long-term bank deposits:

               Bank deposits with maturities of more than one year are included in long-term investments, and presented at their cost plus accrued interest. The deposits are in U.S. dollars and bear interest at an average rate of 3.76%.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          h.   Inventories:

               Inventories are stated at the lower of cost or market value.

               Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence. The Company and its subsidiaries periodically evaluate the quantities on hand, relative to current and historical selling prices, and historical and projected sales volume and aging inventory. Based on this evaluation, provisions are made when required to write inventory down to its market prices. As a result of adjusted forecast of revenues for the years 2002 and 2003, and the decision to discontinue selling certain products, the Company and its subsidiaries wrote off excess inventories in order to adjust the inventory level to the new revenue expectations, in the amount of approximately $ 864 in 2001 and $ 396 and in 2002, which have been included in the cost of revenues.

               Cost is determined as follows:

               Raw materials - using the average cost method. Work-in-progress - represents the cost of subcontractors.

               Finished products - on the basis of subcontractors' costs, with the addition of raw materials.

          i.   Property and equipment:

               Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                    %
                                                          ----------------------

               Computers and peripheral equipment                 15-33
               Office furniture and equipment                     7-15
               Motor vehicles                                      15
                                                          Over the term of the
               Leasehold improvements                             lease

               The Company and the subsidiaries' long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less selling costs. As of December 31, 2002, no impairment losses have been identified.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          j.   Severance pay:

               The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees is fully provided by monthly deposits for insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

               The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of the policies and includes immaterial profits.

               Severance expenses for the years ended December 31, 2000, 2001 and 2002, amounted to approximately $ 107, $ 279 and $ 748, respectively.

          k.   Revenue recognition:

               The Company and its subsidiaries  generate  revenues mainly from:
               1) licensing the rights to use its software products and sales of systems; 2) royalty income; and 3) maintenance, support and training. The Company and its subsidiaries sell their products to end-users principally through indirect channel by OEMs, system integrators and value added resellers, all of which are considered end-users.

               Software licensing, royalties and other revenues:

               The Company accounts for software sales in accordance with Statement of Position 97-2,"Software Revenue Recognition," ("SOP 97-2") as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions", ("SOP 98-9"). SOP 98-9 requires that revenue be recognized under the "residual method" when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and VSOE does not exist for all of the delivered elements and all other SOP 97-2 revenue recognition criteria are met. Under the residual method any discount in the arrangement is allocated to the delivered element.

               Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable.

               Revenues from short-term time-based licenses are recognized ratably over the terms of software agreement.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               Certain royalty agreements provide for per unit royalties to be paid to the Company based on the shipments by customers of units containing the Company's products. Revenues under such agreements are recognized at the time of shipments by the customers as they are paid to the Company by these customers. Non-refundable payments on account of future royalties from similar agreements are recognized upon payment, provided that no future obligation exists.

               Maintenance and support revenue included in multiple element arrangements is deferred and recognized on a straight-line basis over the term of the maintenance and support agreement. The VSOE of fair value of the undelivered elements (maintenance and support fees) is determined based on the price charged for the undelivered elements when sold separately.

               In agreements for which the customer requires a 30-day acceptance provision, the Company and its subsidiaries defer revenues until the receipt of the acceptance confirmation.

               Deferred  revenue   includes   unearned  amounts  received  under
               maintenance and support contracts, and amounts received from customers but not recognized as revenues.

               Sales of systems:

               Revenues from systems sales are recognized in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB No.101"), when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable.

               The Company and its subsidiaries generally do not grant a right of return to its customers. When returns are expected and estimated, the Company defers revenue until the probability for such returns expires, at which time revenue is recognized provided that all other revenue recognition criteria are met. The Company maintains provision for product returns; based on its experience in accordance with Statement of Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists". The provision has been immaterial for the years ended December 31, 2000, 2001 and 2002.

          l.   Research and development costs:

               Research and development costs, net of grants received, are charged to the statement of operations, as incurred. Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working models and the point at which the products are ready for general release have been insignificant. Therefore, all research and development costs have been expensed.

               The Company received grants from the Israel U.S Binational Industrial Research and Development Foundation (see Note 8b) and the Chief Scientist Office. These grants are recognized at the time the Company is entitled to such grants on the basis of the costs incurred and included as a deduction of research and development expenses.

          m.   Income taxes:

               The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

          n.   Fair value of financial instruments:

               The Company and its subsidiaries, in estimating the fair value of
               its  financial   instruments  used  the  following   methods  and
               assumptions for disclosures of financial instruments:

               The carrying amount reported in the balance sheet for cash and cash equivalents, short-term bank deposits, trade receivables, trade payables and current maturities of long-term bank loans approximate their fair values due to the short-term maturities of such instruments.

               The fair value for held to maturity marketable securities is based on amortized cost, which does not differ significantly from the quoted market value (see Note 3).

          o.   Accounting for stock-based compensation:

               The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and FASB No. Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black - Scholes Option Valuation Model with the following weighted-average assumptions for 2000, 2001 and 2002: risk-free interest rates of 5.0% for 2000, 2.5% for 2001 and 3.0% for 2002; dividend yields of 0% for 2000, 2001 and 2002; volatility factors of the expected market price of the Company's Ordinary shares of 0.8 for 2000, 0.98 for 2001 and 0.48 for 2002; and an expected life of the option of 2.5 years after the option is vested for 2000, 2.63 years for 2001 and 4 years for 2002.

              Pro forma information under SFAS No. 123:

                                                                  Year ended December 31,
                                                          ---------------------------------------
                                                             2000          2001          2002
                                                          -----------   -----------   -----------
              Net income (loss) as reported                 $    249      $ (1,612)     $  2,756
                                                          ===========   ===========   ===========
              Add: stock based compensation expense
                determined under APB 25                     $    596      $    328      $    193
                                                          ===========   ===========   ===========
              Deduct: stock-based compensation expense
              determined under fair value method for
              all  awards                                   $ (4,042)     $ (6,687)     $ (5,440)
                                                          ===========   ===========   ===========
              Pro forma net loss                            $ (3,197)     $ (7,971)     ($ 2,491)
                                                          ===========   ===========   ===========
              Basic and diluted earnings (loss) per
                share, as reported                          $  0.013     $   (0.09)     $   0.15
                                                          ===========   ===========   ===========
              Pro forma basic and diluted net loss per
                share                                       $  (0.19)     $  (0.42)     $  (0.14)
                                                          ===========   ===========   ===========

          p.   Concentration of credit risk:

               Financial instruments that potentially subject the Company and it subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, short-term bank deposits, trade payables, trade receivables and long-term bank deposits.

               The majority of the Company's cash and cash equivalents and short-term and long-term bank deposits are invested in dollar investments with major banks in Israel and the U.S. Such cash and cash equivalents, short-term and long-term bank deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. However, management believes that the financial investments that hold the Company's investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               The Company and its subsidiaries' marketable securities include investments in debentures of U.S corporations, and state and political subdivisions. Management believes that the portfolio is well diversified, and accordingly, minimal credit risk exists with respect to these marketable securities.

               The Company and its subsidiaries' trade receivables related to NBU business are derived from sales to large and solid organizations located mainly in North America, Europe, the Far East and Israel. The Company and its subsidiaries perform ongoing credit evaluations of its customers and to date have not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiaries have determined to be doubtful of collection and by a general reserve. In certain circumstances, the Company and its subsidiaries may require letters of credit, other collateral or additional guarantees.

               The Company and its subsidiaries' trade receivables related to TBU business are derived from sales to emerging companies located mainly in North America, Europe, the Far East and Israel. The Company and its subsidiaries perform ongoing credit evaluations of its customers and when uncertainty of collectability exists, the Company defers revenues until such uncertainty expires.

               As of December 31, 2002, current balances of two customers accounted for 41.6% and 9.1% of the Company's trade receivables, or a total of approximately $ 4,819.

               The Company has no significant off-balance-sheet concentration of
               credit  risk,  such  as  foreign  exchange   contracts,   options
               contracts or other foreign hedging arrangements.

          q.   Basic net earnings (loss) per share:

               Basic net earnings (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding during the year. For the same periods, diluted net earnings
               (loss) per share further includes the effect of dilutive stock options outstanding during the year, all in accordance with SFAS No. 128, "Earnings per Share".

          r.   Recently issued accounting pronouncements:

               FASB recently also issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 136"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material effect on the Company and its subsidiaries' financial position or operating results.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 3:- MARKETABLE SECURITIES

          The following is a summary of held-to-maturity securities at December 31, 2002:

                                                             Amortized     Unrealized     Estimated
                                                               cost      gains (losses)   fair value
                                                           ------------- -------------- --------------
             Obligations of state and political
              subdivisions                                   $  21,501     $   821      $  22,322
             Corporate obligations                              27,140        (876)        26,264
                                                           ------------- -------------- --------------
                                                             $  48,641     $   (55)     $  48,586
                                                           ============= ============== ==============

          At December 31, 2001, the carrying amount of securities approximated the fair value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for 2002, 2001, and 2000 were not significant.

          The amortized cost of held-to-maturity debt and securities at December 31, 2002, by contractual maturities, are shown below:

                                                      Amortized      Estimated
                                                        cost        fair value
                                                    -------------  -------------
          Due in one year or less                    $   14,712     $   15,526
          Due after one year through five years          33,929         31,060
                                                    -------------  -------------
                                                      $  48,641     $   48,586
                                                    =============  =============

NOTE 4:- INVENTORIES

          Inventories are composed of the following:

                                                   December 31,
                                            -----------------------------
                                                2001            2002
                                            -------------   -------------
            Raw materials                     $  991          $  194
            Work-in-progress                     391             720
            Finished products                    502              82
                                            -------------   -------------
                                              $1,884          $  996
                                            =============   =============

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 5:- PROPERTY AND EQUIPMENT

               Composition of assets, grouped by major classifications, is as follows:

                                                             December 31,
                                                       -------------------------
                                                           2001           2002
                                                       -------------  ----------

              Computers and peripheral equipment        $ 3,651        $ 5,780
              Office furniture and equipment              3,781          3,272
              Motor vehicles                              1,001            591
              Leasehold improvements                      1,487          1,536
                                                       ------------- -----------
                                                          9,920         11,179
              Less - accumulated depreciation             5,402          7,844
                                                       ------------- -----------
              Depreciated cost                          $ 4,518        $ 3,335
                                                       ============= ===========

          Depreciation expense amounted to $ 1,843, $ 2,407 and $ 2,665, for the years ended December 31, 2000, 2001 and 2002, respectively.

NOTE 6:- OTHER PAYABLES AND ACCRUED EXPENSES

                                                      December 31,
                                              ----------------------------
                                                  2001            2002
                                              -------------  --------------

           Employees and employee accruals      $  2,369      $   1,617
           Tax withholding payable                   284              -
           Accrued expenses                        7,418         10,768
                                              ------------   ------------
                                                $ 10,071      $  12,385
                                              ============   ============


NOTE 7:- LONG-TERM BANK LOANS

                                                            December 31,
                                                    ----------------------------
                                                        2001            2002
                                                    -------------  -------------

             Loans linked to the U.S. dollar          $   19         $    -
             Less - current maturities                    19              -
                                                    -------------   ------------
                                                      $    -         $    -
                                                    =============   ============

          The loans bore an annual interest rate of LIBOR plus 1%.

          As of December 31, 2002, the Company had an unused line of credit in the amount of $2,500.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 8:- COMMITMENTS AND CONTINGENCIES

          a. In connection with its marketing activities, the Company received in prior years participation payments from the Government of Israel - Fund for the Encouragement of Marketing Activities in the total amount of approximately $ 686. In return for the participation payments, the Company is committed to pay royalties at a rate of 3% of the Company's total increase in export sales, from the end of the second year of implementation of the marketing plan until the date at which the participation has been fully repaid. The Company's total commitment for royalties payable with respect to future sales, based on Government of Israel participations received or accrued, net of royalties paid or accrued, totaled approximately $ 0 as of December 31, 2002.

          b. In connection with its research and development, the Company received and accrued participation payments from the Israel U.S. Binational Industrial Research and Development Foundation (BIRD-F), in the total amount of approximately $ 188. In return for the participation, the Company is committed to pay royalties at a rate of 2.5% of proceeds from the first year's sales and 5% of the proceeds from the succeeding years' sales, up to the amount of the grant. Once the amount of the grant has been repaid, royalties will be payable at the rate of 2.5% of proceeds, until additional royalties equal to one half of the grant amount have been repaid. The Company's total commitment for royalties payable with respect to future sales, based on BIRD-F participations received or accrued, net of royalties paid or accrued, totaled approximately $ 276 as of December 31, 2002. Royalties paid or accrued to the BIRD-F amounted to $ 0.

          c. The Company and its subsidiaries operate from leased premises in Israel, United States, China, United Kingdom and Hong Kong. Lease agreements expire till June 2005 (some with renewal options). The Company rents vehicles under operating lease agreements that expire on various dates, the latest of which is in 2006.

               Annual minimum future rental payments due under the above agreements, at the exchange rate in effect on December 31, 2002, are approximately as follows:

                2003            $2,162
                2004             1,841
                2005               788
                2006                33
                                ------
                                $4,824
                                ======

               For the years ended December 31, 2000, 2001 and 2002, rental expense was $ 1,015, $ 1,424 and $ 1,556, respectively.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 8:-COMMITMENTS AND CONTINGENCIES (Cont.)

          d. The Company is committed to pay royalties to two third parties for the integration of these third parties' technologies into the Company's products. Royalties are payable based on the sales volume of these products, as long as the Company uses these technologies.

               The rates of royalties to one of the third parties are based on a fixed amount per product sold by the Company ranging from $ 1.00 to $ 5.00 per unit sold.

               The rates of royalties to the other third party are comprised of (in U.S. dollars):

               (i) Royalties based on a fixed amount per certain product sold by the Company ranging from $ 20 to $ 48 per unit sold, and;

               (ii) a minimum aggregate royalty payment in the amount of $ 85 to be paid until the earlier of May, 2005, or the completion of an aggregate sales volume of 600 units of another product.

               The agreements pursuant to which the royalties are payable have no expiration date. Annual minimum future royalty payments are approximately as follows as of December 31, 2002:

                 2003           $25
                 2004            25
                                ---
                                $50
                                ===

               The Company paid royalties in the amount of $ 25 in 2002.

          e. In 1998, a third party sent correspondence to the Company's affiliate alleging that some products manufactured by the Company infringe upon patents held by the third party and offered to license these patents to the Company. In subsequent correspondence, the Company's affiliate requested that the third party specifically substantiate each allegation of infringement before the Company's affiliate would be prepared to enter into any licensing arrangements. The Company does not believe that these allegations will have a material adverse effect upon its business, financial position, results of operations or liquidity. The Company's affiliate has received further correspondence from the third party, in which the third party has, among other things, reiterated its claims. The Company's affiliate does not believe the third party has substantiated its claims and has communicated this belief to the third party. The Company's affiliate has advised the Company that the alleged infringement claims are unresolved. The Company's management is unable to determine with any certainty the ultimate outcome of the allegations, and its effect on the Company's business, results of operations and financial condition.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 8:-COMMITMENTS AND CONTINGENCIES (Cont.)

          f. In January 2001, the Company entered into an agreement with related parties, to lease approximately 24,000 square feet of office space in Paramus, New Jersey for a period of 5 years, which space the Company subsequently surrendered. The parties have a dispute in respect to damages caused by this action, if any. The Company cannot predict the final outcome of this dispute. The Company's management is unable to determine with any certainty the ultimate outcome of the dispute, however it had accrued what it believes to be sufficient funds.

NOTE 9:- SHAREHOLDERS' EQUITY

          The Ordinary shares of the Company are traded on the Nasdaq National Market.

          Since October 20, 2002, the Ordinary shares of the Company have also traded on the Tel Aviv Stock Exchange.

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

          b. The Company had an authorized share capital of 15,530 deferred shares of par value NIS 0.1 each. The deferred shares conferred no rights or privileges on their holders, except for the right to receive, upon dissolution or liquidation, the par value of the deferred shares. In October 2002, special shareholders meeting approved a conversion of the deferred shares to Ordinary shares.

          c. In March 2000, the Company issued 590,822 Ordinary shares in a private placement to Siemens Aktiengesellschaft, Samsung Electro-Mechanics Co. Ltd. and Samsung Venture Investment Corporation for an aggregate consideration of approximately $10 million.

          d. In March 2000, the Company issued 4,370,000 Ordinary shares in an initial public offering for $ 87,000, or $ 20 per share.

          e. In February 2001, the Company announced that its Board of Directors authorized the purchase of up to 10% of its outstanding Ordinary shares in the open market, from time to time, at prevailing market prices. No time limit was given with respect to the duration of the share purchase program.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 9:- SHAREHOLDERS' EQUITY (Cont.)

               As of December 31, 2002, the Company had purchased 1,866,115 Ordinary shares at a cost of $ 11,757.

               On August 28, 2002, the Board of Directors authorized an additional purchase of up to $ 10,000 or 2,000,000 of the Company's outstanding Ordinary shares in the open market.

          f. The Company adopted a key employee share incentive plan which provides for the grant by the Company of option awards to purchase up to an aggregate of 6,485,075 Ordinary shares to officers, employees, directors and consultants of the Company and its subsidiaries and affiliates. The options vest ratably over vesting periods ranging from three to five years. The options expire 5 to 10 years from the date of issuance. The incentive plan provides for the grant of options equal in the amount of up to 4% of the Company's share capital on a diluted basis.

               As of December 31, 2002, 467,940 shares qualify for future grant. Options that are cancelled or forfeited before expiration become available for future grant.

               Transactions related to the share incentive plan during the years ended December 31, 2000, 2001 and 2002, and the weighted average exercise prices per share at the date of grant, are summarized as follows:

                                                          Year ended December 31,
                                       ---------------------------------------------------------------
                                               2000                 2001                 2002
                                       -------------------- -------------------- ---------------------
                                                  Weighted              Weighted              Weighted
                                                   average              average              average
                                                  exercise              exercise             exercise
                                        Amount     price      Amount     price     Amount      price
                                       --------- ---------- ---------- --------- ---------- ----------
                                                     $                     $                    $
                                                 ----------            ---------            ----------
                Options outstanding
                  at the beginning
                  of the year          2,667,251    1.23    3,228,656     7.48   3,885,872     7.29

                Granted                1,390,795   16.68    2,284,095     5.65   1,167,000     5.19

                Exercised               (599,138)   1.46     (744,706)    1.31    (262,355)    1.61

                Forfeited               (230,252)   7.30     (882,173)    8.74    (379,581)    7.88
                                       ---------            ----------           ----------
                Options outstanding
                  at the end of the
                  year                 3,228,656    7.48    3,885,872     7.29   4,410,936     6.99
                                       ========= ========== ========== ========= ========== ==========
                Options exercisable
                  at the end of the
                  year                   749,225    1.69      698,842     8.01   1,485,885     7.53
                                       ========= ========== ========== ========= ========== ==========

                                      F-21

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 9:- SHAREHOLDERS' EQUITY (Cont.)

     A summary of the options outstanding and exercisable at December 31, 2002, is as follows:

                                        Options outstanding                   Options exercisable
                             ------------------------------------------   ----------------------------
                                             Weighted-
                                              average        Weighted-    Outstanding      Weighted-
                              Outstanding     remaining      average           at           average
               Exercise       at December     contractual    exercise       December        exercise
                price          31, 2002         life          prices        31, 2002         prices
            -------------    ------------    -----------    -----------   -------------    -----------
                  $                             Years            $                              $
            -------------                    -----------    -----------                    -----------
              0.68-1.02         186,046         6.58            0.95          98,480           0.95
              1.02-1.53         247,913         6.58            1.18         178,283           1.18
              1.53-2.3          188,441         7.50            1.58         112,486           1.58
              3.45-5.18       1,278,892         8.96            4.86         295,229           4.94
              5.18-7.77       1,675,425         8.93            5.62         365,412           6.06
              7.77-11.66        110,564         7.33           10.20          82,922          10.20
             11.66-17.49        553,155         7.50           14.64         276,573          14.65
             26.24-28           170,500         7.75           28.00          76,500          28.00
                             ------------                   -----------   -------------    -----------
                              4,410,936                         6.99       1,485,885           7.53
                             ============                   ===========   =============    ===========

          A summary of the options granted whose exercise prices differ from the market price of the date of the stock on the date of grant as follows:

                                                           Year ended December 31,
                                       ---------------------------------------------------------------
                                               2000                 2001                 2002
                                       -------------------- -------------------- ---------------------
                                                  Weighted              Weighted             Weighted
                                                  average                average             average
                                                  exercise              exercise             exercise
                                        Options     price    Options      price    Options     price
                                       --------- ---------- ---------- --------- ---------- ----------
                                                     $                     $                    $
                                                 ----------            ---------            ----------
             Weighted average
               exercise prices less
               than fair value at
               date of grant             121,114    10.20           -         -          -          -
                                       ========= ========== ========== ========= ========== ==========
             Weighted average
               exercise prices equal
               to fair value at date
               of grant                1,269,681    17.52   2,284,095      5.65   1,167,000     5.19
                                       ========= ========== ========== ========= ========== ==========

          The amounts of deferred compensation recognized arising from the difference between the exercise price and the fair market value on the date of the grant of $ 218, $ 0 and $ 0 for options granted in the years ended December 31, 2000, 2001 and 2002, are included in shareholders' equity and are amortized over the vesting periods of the options according to APB No. 25. Under APB No. 25, the amortization of deferred compensation expense for the years ended December 31, 2000, 2001 and 2002 amounted to $ 597, $ 328 and $ 182, respectively. The weighted average fair values, on the grant date, for the years ended December 31, 2000, 2001 and 2002, amounted to $ 7.72, $ 3.29 and $
          2.03, respectively.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 9:- SHAREHOLDERS' EQUITY (Cont.)

          In the event that cash dividends are declared in the future, such dividends will be paid in NIS or in foreign currency subject to any statutory limitations. The Company does not intend to pay cash dividends in the foreseeable future. The Company has decided not to declare dividends out of tax exempt earnings.

NOTE 10:- NET EARNINGS (LOSS) PER SHARE

          The following table sets forth the computation of basic and diluted net earnings (loss) per share:

                                                                   Year ended December 31,
                                                         --------------------------------------------
                                                              2000           2001           2002
                                                         --------------  -------------  -------------
             Numerator:
              Net income (loss)                            $      249      $   (1,612)    $    2,756
                                                         ==============  =============  =============
             Denominator:

              Weighted average number of Ordinary shares
                outstanding during the
                year used to compute basic net earnings
                (loss) per share                           17,174,453      18,943,014     18,353,052
              Incremental shares attributable to
                exercise of outstanding options
                (assuming proceeds would be used to
                purchase treasury stock)                    2,698,769           *)  -        630,278
                                                         --------------  -------------  -------------
               Weighted average number of Ordinary
                shares used to compute diluted net
                earnings (loss) per share                  19,873,222      18,943,014     18,983,330
                                                         ==============  =============  =============
             Basic net earnings (loss) per share            $    0.01       $   (0.09)    $     0.15
                                                         ==============  =============  =============
             Diluted net earnings (loss) per share          $    0.01       $   (0.09)    $     0.15
                                                         ==============  =============  =============

            *) Anti-dilutive.

          The total weighted average number of shares related to the outstanding options excluded from the calculation of diluted net earnings (loss) per shares, since they had an anti-dilutive effect, were 2,226,906 for the year ended December 31, 2002.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 11:- SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

               a. Beginning in the year 2001, the Company operates under two reportable segments based on its revised internal organization structure, management of operations and performance evaluation. These segments are: the technology business unit and the networking business unit. Discrete segment financial information was not available or reviewed by senior management during the year 2000. Therefore corresponding information for this year is not available.

                    The technology business unit is responsible for the development of enabling technologies for real-time voice and video over IP. The networking business unit is responsible for developing networking products for IP-centric voice, video and data conferencing services. There are no significant transactions between the two segments.

                    The Company evaluates segment performance based on revenues and operating income (loss) of each segment. As such, there are no separately identifiable segment assets, nor are there any separately identifiable statements of operations data below operating loss.

    Business segment revenues are as follows:

                                                   Year ended December 31,
                                                ----------------------------
                                                   2001            2002
                                                ------------  --------------

            Technology business unit            $   16,545      $   12,759
            Networking business unit                29,682          36,336
                                                ------------  --------------
            Total revenues                      $   46,227      $   49,095
                                                ============  ==============

    Business segment operating income (loss) is as follows:

            Technology business unit            $   (3,122)     $      552
            Networking business unit                (3,142)           (463)
                                                ------------  --------------
            Total operating income (loss)       $   (6,264)     $       89
                                                ============  ==============

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 11:- SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION (Cont.)

          b. The Company's sales by geographic area of end-customers are as follows:

                                             Year ended December 31,
                                    ------------------------------------------
                                       2000            2001           2002
                                    -----------    ------------   ------------

       North America, principally
         the United States          $ 28,830       $ 29,245       $  24,599
       Europe                          7,328          8,096          12,029
       Far East                        5,287          6,940          10,200
       Israel                          4,466          1,946           2,267
                                    -----------    -----------    ------------
                                    $ 45,911       $ 46,227       $  49,095
                                    ===========    ===========    ============
      Long-lived assets by
        geographical region:

        Israel                      $ 4,852        $  3,916       $   2,576
        United States                   281             445             591
        Other                            67             157             168
                                    ---------    -----------    ------------
                                    $ 5,200        $  4,518       $   3,335
                                    =========    ===========    ============

          c.   For the  years  ended  December  31,  2000,  2001 and  2002,  one customer accounted for approximately 22%, 35% and 25%, respectively, of sales for that period. For the year ended December 31, 2002, another customer accounted for approximately 11% of sales for that period.

NOTE 12:- MARKETING AND SELLING EXPENSES, NET

                                                                     Year ended December 31,
                                                            ------------------------------------------
                                                               2000            2001           2002
                                                            -----------    ------------   ------------
            Marketing and selling expenses                    $ 17,492       $ 16,735       $ 18,624
            Participation by the Government of Israel              134              -              -
                                                            -----------    -----------    ------------
            Marketing and selling expenses, net               $ 17,358       $ 16,735       $ 18,624
                                                            ===========    ===========    ============

            Marketing and selling expenses include:
              Royalties to the Government of Israel           $    750       $     80       $      -
                                                            ===========    ===========    ============

NOTE 13:- RESTRUCTURING COSTS

          In the  second  quarter  of 2001,  the  Company  recorded  a charge of
          approximately   $  3,000,   primarily   relating  to  severance  costs
          associated   with  a  13%   workforce   reduction  and  onerous  lease
          commitments arising from a reduction in the facility as part of its plan to reduce operating expenses. As of December 31, 2002, the remaining reserve balance of approximately $ 1,600 is included in other payables and accrued expenses in the balance sheet.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 14:- RELATED PARTY BALANCES AND TRANSACTIONS

          a.   Balances with related parties:

                                              December 31,
                                      -----------------------------
                                          2001            2002
                                      -------------   -------------
                 Receivables           $         2     $         4
                 Trade payables        $       148     $       200

          b.   Transactions with related parties:

                                                        Year ended December 31,
                                                 ------------------------------
                                                  2000        2001       2002
                                                 -------     -------    -------

          Revenues (1)                           $  251       $ 108      $ 199
          Cost of revenues (3)                   $  842       $ 188      $ 244
          Research and development expenses (2)  $  622       $ 184      $  44
          Marketing, selling, general and
            administrative expenses (2)          $1,210       $ 116      $ 157
          Purchase of property and equipment (4) $  722       $ 263      $ 576

               (1)  Includes   revenues   from  the   Company's   products   and
                    maintenance sold to affiliated companies.

               (2) Includes administrative services provided to the Company by affiliated companies that the Company reimburses for the costs incurred in providing these services.

               (3)  Includes  the  purchase  of   components   from   affiliated
                    companies.

               (4) Includes property and equipment that were purchased from affiliated companies.

          c.   As for the dispute with related parties, see Note 8f.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

          d. The Company's Chairman and its former director and Chairman, are principal shareholders of the Company. Individually or together, they are also directors and principal shareholders of several other companies, which, together with the Company and other subsidiaries and affiliates, are known as the RAD-BYNET group and which are related parties to the Company. These corporations include:

                  AB-NET Ltd.
                  BYNET Data Communications Ltd.
                  BYNET Electronics Ltd.
                  BYNET Properties Ltd.
                  BYNET SEMECH Outsourcing Ltd.
                  BYNET Systems Applications Ltd.
                  BYNET Personal Computers Ltd.
                  Ceragon Networks Ltd. Modules INC.
                  Axerra Networks Inc.
                  RADCOM Ltd.
                  RAD Data Communications Ltd.
                  RADLAN Computer Communications Ltd.
                  RADView Software Ltd.
                  RADWARE Ltd.
                  RADWIN Ltd.
                  RIT Technologies Ltd.
                  RND Operation Services Ltd.
                  Sanrad Inc.
                  SILICOM Ltd.
                  WISAIR Inc.

NOTE 15:- TAXES ON INCOME

          a. Tax benefits under the Law for the Encouragement of Capital Investment, 1959 ("the Law"):

               The Company's investment program totaling $ 122 has been granted Approved Enterprise status under the Law for Encouragement of Capital Investments, 1959. In addition, the Company was granted Approved Enterprise status for an expansion of a previous program totaling $ 459. The Company is entitled to a tax benefit period of seven years, on income derived from these programs, as follows: a full income tax exemption for the first two years and a reduced income tax rate of 25% (instead of the regular rate of 36%) for the remaining five year period. If foreign shareholdings in the Company exceed 25%, the period for which the Company is entitled to a reduced income tax is extended to eight years, and subject to corporate taxes at the reduced rate of 10%-25% (depending on the level of non-Israeli investments in the Company).

               The period of tax benefits detailed above is subject to limits of 12 years from the year of commencement of production, or 14 years from the date of granting the approval, whichever is earlier. Given the aforementioned conditions, under the first expansion program, the period of benefits for the production facilities, which has not yet commenced, will terminate in the year 2010, and under the second expansion program the period of benefits for the production, which has yet commenced, will terminate in the year 2012.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 15:- TAXES ON INCOME (Cont.)

               As the Company currently has no taxable income, the benefits have not yet commenced for all programs since inception.

               In addition, the Company filed a request for an "Approved Enterprise" status for a second expansion of the previous program totaling $ 160. The request is not yet approved.

               The tax-exempt income attributable to the "Approved Enterprise" can be distributed to shareholders without subjecting the Company to taxes only upon the complete liquidation of the Company. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits, currently between 25% for an "Approved Enterprise". As of December 31, 2002, the accumulated deficit of the Company does not include tax-exempt profits earned by the Company's "Approved Enterprise".

               The benefits from the Company's approved enterprise programs are dependent upon the Company fulfilling the conditions stipulated by the Law for Encouragement of Capital Investments, 1959 and the regulations published under this law, as well as the criteria in the approval for the specific investment in the Company's "Approved Enterprise" programs. If the Company does not comply with these conditions, the tax benefits may be canceled, and the Company may be required to refund the amount of the canceled benefits, with the addition of linkage differences and interest. As of the date of these financial statements, the Company's management believes that it has complied with these conditions.

               By virtue of this law, the Company is entitled to claim accelerated depreciation on equipment used by the "Approved Enterprise" during five tax years.

               Income from sources other than the "Approved Enterprise" during the benefit period will be subject to tax at the regular corporate tax rate of 36%.

          b.   Tax reform:

               On July 24, 2002, Amendment 132 to the Israeli Income Tax Ordinance ("the Amendment") was approved by the Israeli parliament and came into effect on January 1, 2003. The principal objectives of the Amendment were to broaden the categories of taxable income and to reduce the tax rates imposed on employees income.

               The material consequences of the Amendment applicable to the Company include, among other things, imposing a tax upon all income of Israeli residents, individuals and corporations, regardless of the territorial source of income and certain modifications in the qualified taxation tracks of employee stock options.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 15:- TAXES ON INCOME (Cont.)

          c. Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

               Results for tax purposes are measured and reflected in real terms in accordance with the change in the Israeli Consumer Price Index ("CPI"). As explained in Note 2c the consolidated financial statements are presented in U.S. dollars. The differences between the change in the Israeli CPI and in the NIS/U.S. dollar exchange rate causes a difference between taxable income or loss and the income or loss before taxes reflected in the consolidated financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

          d. Tax benefits under Israel's Law for the Encouragement of Industry (Taxation), 1969:

               The Company is an "industrial company", as defined by the law for the Encouragement of Industry (Taxes), 1969, and as such, is entitled to claim public issuance expenses, and accelerated depreciation on equipment used by the "Approved Enterprise", during the five tax years.

          e. As of December 31, 2002, the Company's net operating loss carryforwards for tax purposes amounted to approximately $
               18,000. These net operating losses may be carried forward indefinitely and offset against future taxable income.

          f.   The U.S.  subsidiary's  carryforward  tax losses through December
               31, 2002 amounted to approximately $ 8,500. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2010-2015. In light of the subsidiary's recent history of operating losses, the Company has recorded a valuation allowance for all its deferred tax assets.

               Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 15:-   TAXES ON INCOME (Cont.)

          g.   Deferred income taxes:

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets resulting from tax loss carryforward are as follows:
                                                            December 31,
                                                                2002
                                                           ---------------

                 Operating loss carryforward               $      9,540
                 Valuation allowance                             (9,540)
                                                           ---------------
                                                           $          -
                                                           ===============

               The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward. Deferred taxes in respect of other temporary differences are immaterial. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance as of December 31, 2002 was $519.

          h. The Company's total income (loss) before provision for income taxes is as follows:

                                              Year ended December 31,
                                     ------------------------------------------
                                        2000            2001           2002
                                     -----------    ------------   ------------
                Domestic (Israel)      $  72         $  (965)        $  7,880
                Foreign                  177            (647)          (5,124)
                                     -----------    ------------   ------------
                                       $ 249         $(1,612)        $  2,756
                                     ===========    ============   ============

               A reconciliation between the theoretical tax benefit, assuming all income is taxed at the statutory tax rate applicable to the income of the Company and the actual tax expense as reported in the statements of operations, is as follows:

                                                       Year ended December 31,
                                                --------------------------------
                                                   2000        2001       2002
                                                ---------  ----------- ---------
      Income (loss) before taxes on income       $ 249       $(1,612)   $ 2,756
      Theoretical tax expense (benefit)
        computed at the statutory rate (36%)        90          (580)       992
      Loss and other items for which
        deferred taxes were not provided,
        net                                       (182)          418     (1,235)
      Non-deductible expenses                       92           162        243
                                                ---------  ----------- ---------
      Taxes on income                            $   -       $     -    $     -
                                                =========  =========== =========

                                             RADVISION LTD. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 16:- QUARTERLY INFORMATION (UNAUDITED)

The Company's quarterly consolidated financial position and statements of operations as of and for each of the quarterly periods in the years ended December 31, 2001, and 2002 are as follows:

                                                                           Three months ended,
                               ------------------------------------------------------------------------------------------------
                                Mar. 31,     June 30,    Sept. 30,    Dec. 31,    Mar. 31,    June 30,     Sept. 30,   Dec. 31,
                                 2001          2001        2001        2001        2002         2002         2002        2002
                               ---------- ------------ ----------- ------------ ----------- ------------ ----------- -----------

Revenues                       $   14,895    $ 10,430     $ 10,208    $ 10,694     $ 11,557    $ 11,707     $ 12,158    $ 13,673
Cost of revenues                    3,725       2,240        2,099       2,298        2,558       2,571        2,615       3,202
                               ---------- ------------ ----------- ------------ ----------- ------------ ----------- -----------
Gross profit                       11,170       8,190        8,109       8,396        8,999       9,136        9,543       10,471
                               ---------- ------------ ----------- ------------ ----------- ------------ ----------- -----------
Operating expenses
Research and development
  expenses                          4,757       4,563        4,319       4,294        4,041       3,870        3,815       3,612
Marketing and selling
  expenses, net                     4,840       4,365        3,690       3,840        4,469       4,587        4,642       4,926
General and administrative
  expenses                          1,169       1,308        1,057         904          969       1,073        1,071         985
Restructuring costs                    -        3,023            -           -            -           -            -           -
                               ----------  ------------ ----------- ------------ ----------- ------------ ----------- -----------
Total operating expenses           10,766      13,259        9,066       9,038        9,479       9,530        9,528       9,523
                               ----------  ------------ ----------- ------------ ----------- ------------ ----------- -----------
Operating income  (loss)              404      (5,069)        (957)       (642)        (480)       (394)          15         948
Financial income, net               1,404       1,264        1,118         866          752         686          634         595
                               ---------- ------------ ----------- ------------ ----------- ------------ ----------- -----------
Net income (loss)                   1,808      (3,805)         161         224          272         292          649       1,543
                               ========== ============ =========== ============ =========== ============ =========== ===========
Basic earnings (loss) per
  Ordinary share                 $   0.09    $   (0.2)    $   0.01        0.01       $ 0.01    $   0.02     $   0.04    $   0.08
                               ==========  ===========  =========== ============ =========== ============ =========== ===========
Weighted average number of
  Ordinary shares outstanding  19,196,316  19,199,771   18,995,041  18,431,559   18,168,617  18,063,334   18,137,900  18,218,850
                               ==========  ==========   =========== ============ =========== ============ =========== ===========
Diluted earnings (loss) per
  Ordinary share                 $   0.09    $  (0.20)    $   0.01    $   0.01     $   0.01    $   0.02     $   0.03    $   0.08
                               ==========  ============ =========== ============ =========== ============ =========== ===========
Weighted average number of
  shares                       20,750,146  19,199,771   20,226,819  19,601,742   19,400,949  18,864,264   18,792,868  18,875,238
                               ==========  ==========   =========== ============ =========== ============ =========== ===========

                          - - - - - - - - - - - - - - -
                                      F-30

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2003

                                    RADVISION LTD.

                                                      /S/GAD TAMARI
                                    By:   -------------------------------------
                                                       Gad Tamari
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)


                                                    /S/DAVID SELIGMAN
                                    By:   -------------------------------------
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

  Name                       Title
  ----                       -----

   /s/Zohar Zisapel
-----------------------
    Zohar Zisapel            Chairman of the Board of Directors

    /s/Gad Tamari
-----------------------
      Gad Tamari             Chief Executive Officer, President and Director

   /s/Dan Goldstein
-----------------------
    Dan Goldstein            Director

  /s/Efraim Wachtel
-----------------------      Director
    Efraim Wachtel

  /s/Andreas Mattes
-----------------------      Director
    Andreas Mattes

 /s/Liora Katzenstein
-----------------------      Director
   Liora Katzenstein

Dated: March 30, 2003

                                 RADVISION LTD.

                                  Exhibit Index

    Exhibit   Description
    -------   -----------

     3.1* Memorandum of Association of the Registrant

     3.2* Articles of Association of the Registrant

     4.1* Form of Ordinary Share Certificate

     4.2* Agreement,  dated as of April 14, 1995, by and among  Registrant,  RAD
          Data Communications Ltd. and Yehuda Zisapel and Zohar Zisapel

     4.3* Agreement,  dated as of April 18, 1995, by and among Registrant,  Clal
          Venture Capital Fund LP and Yehuda Zisapel and Zohar Zisapel

     4.4* Agreement, dated as of April 18, 1995, by and among Registrant, Lannet
          Data Communications Ltd. and Yehuda Zisapel and Zohar Zisapel

     4.5* Agreement,  dated as of April 19, 1995, by and among  Registrant,  ECI
          Telecom Ltd. and Yehuda Zisapel and Zohar Zisapel

     4.6* Agreement, dated as of April 24, 1995, by and among Registrant,  Zohar
          Gilon, Avraham Neuman, Yair Tauman and W.S.P. Capital Investment Ltd., and Yehuda Zisapel and Zohar Zisapel

     4.7* Agreement, dated as of April 26, 1995, by and among Registrant, Lerosh
          Investments Ltd., Gevahim Investments House Limited Ltd., Yoav Chelouche, Permal Emerging Growth V Ltd., Maritime--Julex Investment Ltd., Shraga Blazer and Eli Luz and Yehuda Zisapel and Zohar Zisapel

     4.8* Agreement, dated as of April 27, 1995, by and among Registrant, Finovelec, Factory Systemes, Houston Venture Partners, Ltd. and Yehuda Zisapel and Zohar Zisapel

     4.9* Agreement, dated September 12, 1996, by and among Registrant and Intel
          Corporation, as amended

     4.10*Agreement,  dated May 12,  1998,  by and among  Registrant,  Evergreen
          Canada Israel Management Ltd., IJT Technologies Ltd., Periscope I Fund Israeli Partnership, Dovrat Shrem Trust Company Ltd., Rubin Gruber, C.E. Unterberg, Towbin LLC, C.E. Unterberg, Towbin Private Equity Partners LP, C.E. Unterberg, Towbin Private Equity Partners CV, C.E. Unterberg, Private Profit Sharing Plan FBO Alex Bernstein and Steimatzsky Ltd.

     10.1*** Form of 2000 Employee Stock Option Plan

     10.2* Key Employee Share Incentive Plan, as amended

     10.3* Consultant Option Plan, as amended

     10.4*License  Agreement,  dated January 13, 1999,  between  Registrant  and
          RADCOM Ltd.

     10.5*Lease Agreement,  dated May 12, 1997,  between  RADVISION Inc. and RAD
          Data Communications Inc., as amended

     10.6** Lease  Agreement,  dated  January 19, 2001,  between  Zohar  Zisapel
          Properties, Inc., Yehuda Zisapel Properties, Inc. and RADVISION Inc.

     11   Statements re computation of per share earnings.

     21   Subsidiaries of RADVISION Ltd.

     23 Consent of Kost Forer & Gabbay, a member of Ernst & Young Global, with respect to the Registration Statements on Form S-8.

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

        -------------------

* Incorporated by reference to our registration statement on Form F-1, registration number 333-30916, as amended, filed with the Securities and Exchange Commission.
** Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.
*** Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.