Form 10-Q
period 2003-03-31
RADVISION LTD
filed 2003-05-12
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended March 31, 2003

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

                                      N/A
                                      ---
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of April 30, 2003 the Registrant had 20,152,045 Ordinary Shares, par value NIS 0.1 per share, outstanding.

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

                                 RADVISION LTD.

                                      INDEX


                                                                            Page
--------------------------------------------------------------------------------
Part I - Financial Information:

Item 1.        Condensed Consolidated Balance Sheets as of March 31, 2003
                  and December 31, 2002........................................4

               Condensed Consolidated Statements of Operations -
                  for the Three Months ended March 31, 2003 and 2002...........5

               Condensed Consolidated Statements of Cash Flows -
                  for the Three Months ended March 31, 2003 and 2002...........6

               Notes to Condensed Consolidated Financial Statements............7

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............11


Item 3.        Quantitative and Qualitative Disclosure About Market Risk......17


Item 4.        Controls and Procedures........................................18


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

Item 4.        Submission of Matters to a Vote of Security Holders............20

Item 5.        Other Information..............................................20

Item 6.        Exhibits and Reports on Form 8-K...............................20

               Signatures.....................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

                                                                          March 31,       December
                                                                            2003          31, 2002
                                                                        -------------   -------------
                                                                          Unaudited        Audited
                                                                        -------------   -------------
     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $  28,758       $  13,825
    Short-term bank deposits                                              22,059          14,879
    Short-term marketable securities                                      16,172          14,712
    Trade receivables  (net of allowance for doubtful
      accounts of $1,593 and $1,620 as of March 31, 2003
      and December 31, 2002, respectively)                                 5,317           9,505
    Other receivables and prepaid expenses                                 2,938           2,836
    Inventories                                                              540             996
                                                                             ---             ---

  Total current assets                                                    75,784          56,753
                                                                          ------          ------

  LONG-TERM ASSETS:
    Long-term bank deposits                                                1,300          11,013
    Long-term marketable securities                                       22,145          33,929
    Severance pay fund                                                     1,757           1,641
                                                                           -----           -----

  Total long-term assets                                                  25,202          46,583
                                                                          ------          ------

  PROPERTY AND EQUIPMENT, NET                                              3,171           3,335
                                                                           -----           -----

  Total assets                                                         $ 104,157       $ 106,671
                                                                       =========       =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Trade payables                                                     $     897       $   3,347
    Deferred revenues                                                      3,188           2,863
    Other payables and accrued expenses                                   11,384          12,385
                                                                          ------          ------

  Total current liabilities                                               15,469          18,595
                                                                          ------          ------

  ACCRUED SEVERANCE PAY                                                    3,215           3,061
                                                                           -----           -----

  Total liabilities                                                       18,684          21,656
                                                                          ------          ------

  SHAREHOLDERS' EQUITY:
    Ordinary shares of NIS 0.1 par value:
     Authorized - 25,000,000  shares as of March 31, 2003
     and December 31, 2002; Issued - 20,152,045 shares as
     of March 31, 2003 and  December  31,  2002;
     Outstanding - 18,422,755 shares as
     of March 31, 2003 and 18,285,930 shares as of
     December 31, 2002                                                       187             187
    Additional paid-in capital                                           104,601         104,586
    Deferred stock compensation                                                -            (117)
    Treasury stock, at cost (1,729,290 and 1,866,115 Ordinary shares of NIS 0.1 par value as of March 31, 2003 and December 31,
     2002, respectively)                                                 (10,895)        (11,757)
    Accumulated deficit                                                   (8,420)         (7,884)
                                                                          ------          ------

  Total shareholders' equity                                              85,473          85,015
                                                                          ------          ------

  Total liabilities and shareholders' equity                           $ 104,157       $ 106,671
                                                                       =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
U.S. dollars in thousands, except per share data

                                                     Three months ended
                                                          March 31,
                                               --------------------------------
                                                    2003             2002
                                               ---------------  ---------------
                                                          Unaudited
                                               --------------------------------

 Revenues                                      $   11,053       $   11,558
 Cost of revenues                                   2,360            2,559
                                               ---------------  ---------------
 Gross profit                                       8,693            8,999
                                               ---------------  ---------------
 Operating costs and expenses:
   Research and development, net                    3,564            4,041
   Marketing and selling                            4,732            4,469
   General and administrative                         948              969
                                               ---------------  ---------------
 Total operating costs and expenses                 9,244            9,479
 -----
                                               ---------------  ---------------
 Operating loss                                       551              480
 Financial income, net                                566              752
                                               ---------------  ---------------
 Net income                                    $       15       $      272
                                               ===============  ===============
 Basic net earnings per Ordinary share         $        -       $      0.01
                                               ===============  ===============
 Diluted earnings per Ordinary share           $        -       $      0.01
                                               ===============  ===============




The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                             Three months ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                            2003             2002
                                                                       --------------   --------------
                                                                                  Unaudited
                                                                       -------------------------------
 Cash flows from operating activities:
 -------------------------------------
 Net income                                                             $     15          $   272
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                               612              685
  Accrued interest and amortization of premium on held-to-maturity
   marketable securities                                                     453                -
  Severance pay, net                                                          38             (104)
  Amortization of deferred stock-based compensation                          117               45
  Decrease (increase) in trade receivables, net                            4,188              (55)
  Decrease (increase) in other receivables and prepaid expenses               67             (613)
  Decrease in inventories                                                    456              716
  Decrease in trade payables                                              (2,450)            (687)
  Increase in deferred revenues                                              325                -
  Increase (decrease) in other payables and accrued expenses              (1,001)             899
                                                                       --------------   --------------
 Net cash provided by operating activities                                 2,820            1,158
                                                                       --------------   --------------
 Cash flows from investing activities:
 -------------------------------------
 Decrease in short-term investments                                            -           17,742
 Increase in long-term investments                                             -          (17,159)
 Proceeds from redemption of held-to-maturity marketable securities       14,586                -
 Purchase of held-to-maturity marketable securities                       (4,715)               -
 Proceeds from withdrawal of bank deposits                                 2,533                -
 Purchase of property and equipment                                         (448)            (297)
 Proceeds from sale of property and equipment                                  -                -
                                                                       --------------   --------------
 Net cash provided by investing activities                                11,956              286
                                                                       --------------   --------------

 Cash flows from financing activities:
 -------------------------------------
 Issuance of share capital                                                     -                5
 Purchase of Treasury stock                                                    -           (1,854)
 Issuance of Common stock and Treasury stock for cash upon exercise
 of options                                                                  142                -
 Exercise of options by employees                                             15                -
 Repayment of long-term loans                                                  -               (7)
                                                                       --------------   --------------
 Net cash provided by (used in) financing activities                         157           (1,856)
                                                                       --------------   --------------
 Increase (decrease) in cash and cash equivalents                         14,933             (412)
 Cash and cash equivalents at the beginning of the period                 13,825            6,717
                                                                       --------------   --------------
 Cash and cash equivalents at the end of the period                     $ 28,758         $  6,305
                                                                       ==============   ==============

 Non-cash transactions
 ---------------------
 Issuance of Common stock upon sale of Treasury stock                   $    169         $      -
                                                                       ==============   ==============
 Loss on issuance of Common stock upon sale of Treasury stock           $    551         $      -
                                                                       ==============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:-       GENERAL
--------------------------------------------------------------------------------

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


NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

            The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2002 are applied consistently in these financial statements.

            a.   Use of estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            b. For further information, refer to the consolidated financial statements as of December 31, 2002.

            c.   Accounting for stock-based compensation:

                 The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB No. 25") and FASB No. Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

--------------------------------------------------------------------------------

                 Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black - Scholes Option Valuation Model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002:

                                                         Three months ended
                                                             March 31,
                                                    ----------------------------
                                                        2003           2002
                                                    ------------   -------------
                                                              Unaudited
                                                    ----------------------------

                   Risk free interest                    2%             1.5%
                   Dividend yields                       0%              0%
                   Volatility                           0.44           0.512
                   Expected life                          4              4


 Pro forma information under SFAS No. 123:

 Net income as reported                                $      15     $      272
                                                      ===========   ============

 Add: stock based compensation
 expense determined under APB 25                       $      22     $       48
                                                      ===========   ============

 Deduct: stock-based compensation expense
   determined under fair value method for all awards   $     867     $    1,298
                                                      ===========   ============

 Pro forma net loss                                    $    (830)    $     (978)
                                                      ===========   ============

 Basic and diluted earnings per share, as reported     $       -     $    0.01
                                                      ===========   ============

 Pro forma basic and diluted net loss per share        $   (0.04)    $   (0.05)
                                                      ===========   ============


NOTE 3:-       UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

            The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

NOTE 4:-       INVENTORIES
--------------------------------------------------------------------------------

                                                  March 31,        December 31,
                                                     2003              2002
                                                ---------------   --------------
                                                  Unaudited          Audited
                                                ---------------   --------------

        Raw materials, parts and supplies         $   162        $      194
        Work in progress                              286               720
        Finished products                              92                82
                                                ---------------   --------------

                                                  $   540        $      996
                                                ===============   ==============




NOTE 5:-       OTHER PAYABLES AND ACCRUED EXPENSES
--------------------------------------------------------------------------------


        Employees and employee accruals           $   1,686        $    1,617
        Accrued expenses                              9,698             10,768
                                                ---------------   --------------

                                                  $  11,384        $   12,385
                                                ===============   ==============





NOTE 6:-    SEGMENTS AND CUSTOMER INFORMATION
--------------------------------------------------------------------------------

                                                       Three months ended
                                                           March 31,
                                                  -----------------------------
                                                      2003            2002
                                                  -------------   -------------
                                                           Unaudited
                                                  -----------------------------
            Revenues:
              Product sales                       $    7,686      $    8,340
              Software sales                           3,367           3,218
                                                  -------------   -------------

            Total revenues                        $   11,053      $   11,558
            -----                                 =============   =============


            Cost of revenues:
              Product sales                       $    2,353      $    2,527
              Software sales                               7              32
                                                  -------------   -------------

            Total cost of revenues                $    2,360      $    2,559
            -----                                 =============   =============

NOTE 7:-       EARNINGS PER SHARE
--------------------------------------------------------------------------------

            The following table sets forth the calculation of basic and diluted earnings per share:

                                                        Three months ended
                                                            March 31,
                                                   -----------------------------
                                                       2003            2002
                                                   -------------   -------------
                                                            Unaudited
                                                   -----------------------------
  Numerator:
    Net income                                     $       15      $      272
                                                   =============   =============
    Diluted earnings per share - income            $       15      $      272
                                                   =============   =============

  Number of shares:
    Denominator:
    Denominator for basic earnings per share -
      weighted average of Ordinary shares          18,331,538      18,168,617
    Effect of dilutive securities:
    Employee stock options and unvested
     restricted shares                                993,035       1,232,332
                                                   -------------   -------------

                                                   19,324,573      19,400,949
                                                   =============   =============




NOTE 8:-       SIGNIFICANT EVENTS
--------------------------------------------------------------------------------

            During the first quarter of 2003, certain of the Company's employees exercised their options to purchase the Company's shares, which were included as Treasury stock. As a result of this transaction, the Company has recorded a loss in the amount of approximately $ 551 as an addition to accumulated deficit.




                             - - - - - - - - - - - -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

        The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts. We remind shareholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors that could cause the future results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, but are not limited to, the uncertainties and factors included in the "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

        Revenues and Revenue Recognition. We generate revenues from sales of our networking products that are primarily sold in the form of stand-alone products, and our technology products that are primarily sold in the form of software development kits, as well as related maintenance and support services. We price our networking products on a per unit basis, and grant discounts based upon unit volumes. We price our software development kits on the basis of a fixed-fee plus royalties from products developed using the software development kits. We sell our products and technology through direct sales and various indirect distribution channels in North America, Europe and the Middle East and the Asian Pacific region.

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

        All of our revenues are generated in U.S. dollars or are linked to the dollar and a majority of our expenses are incurred in U.S. dollars. Consequently, we use the dollar as our functional currency. Transactions and balances in other currencies are remeasured into dollars according to the principles in Financial Accounting Standards Board Statement No. 52. Gains and losses arising from remeasurment are reflected in our statements of operations as financial income or expenses as appropriate.

        Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the moving average method, inventories write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence.

Significant Costs and Expenses

        Cost of Revenues. Our cost of revenues consists of component and material costs, direct labor costs, subcontractor fees, overhead related to manufacturing and depreciation of manufacturing equipment. Our gross margin is affected by the selling prices for our products as well as the proportion of our revenues generated from the sale of our technology products as compared to our networking products. Our revenues from the sale of our technology products have higher gross margins than our revenues from the sale of our networking products and we offer greater discounts to our high volume OEM customers. As the relative proportion of our revenues from our networking products increases as a percentage of our total revenues and we generate a higher percentage of our revenues from sales to our high volume OEM customers, our gross margins will decline.

        Research and development expense. Our research and development expenses consist primarily of compensation and related costs for research and development personnel, expenses for testing facilities and depreciation of equipment. Research and development costs, net are charged to operations as incurred. Software development costs are considered for capitalization when technological feasibility is established according to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs incurred after achievement of technological feasibility in the process of software production have not been material. Therefore, we have not capitalized any of our research and development expenses and do not anticipate that our development process will differ materially in the future.

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

        Other operating expenses. Operating expenses also include amortization of stock-based compensation, which is allocated among research and development expenses, marketing and selling expenses and general and administrative expenses based on the division in which the recipient of the option grant is employed. Amortization of stock-based compensation results from the granting of options to employees with exercise prices per share determined to be below the fair market value per share of our ordinary shares on the dates of grant. The stock-based compensation is being amortized to operating expenses over the vesting period of the individual options.

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

Results of Operations

        The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:

                                                                 Three months
                                                                ended March 31,
                                                                ---------------
                                                                 2003    2002
                                                                 ----    ----
                                                                   %       %
   Revenues
      Networking products.................................       70.0     72.1
      Technology products.................................       30.0     27.9
      Total revenues......................................      100.0    100.0
   Cost of revenues
      Networking products.................................       21.3     21.8
      Technology products.................................        0.1      0.3
      Total cost of revenues..............................       21.4     22.1
   Gross profit...........................................       78.6     77.9
   Operating expenses
      Research and development............................       32.2     35.0
      Marketing and selling...............................       42.8     38.7
      General and administrative..........................        8.6      8.4
   Total operating expenses...............................       83.6     82.1
   Operating income loss..................................       (5.0)    (4.2)
   Financial income.......................................        5.1      6.5
   Net income.............................................        0.1      2.3

Three Months Ended March 31, 2003 Compared with Three Months
Ended March 31, 2002
--------------------------------------------------------------------------------

        Revenues. Our revenues decreased from $11.6 million for the three months ended March 31, 2002 to $11.1 million for the three months ended March 31, 2003, a decrease of approximately $500,000, or 4.3 %. This decrease was due to a $654,000 decrease in sales of our networking products, which was offset in part by a $149,000 increase in sales of our technology products. The decrease in networking product sales was principally attributable to lower than expected sales in the United States.

        Revenues from networking products decreased from $8.3 million for the three months ended March 31, 2002 to $7.7 million for the three months ended March 31, 2003, a decrease of $654,000 or 7.8 %. Revenues from sales of our ViaIP and OnLan product lines decreased from $5.8 million and $2.5 million in the three months ended March 31, 2002 to $5.3 million and $1.1 million, respectively, in the three months ended March 31, 2003. This decline was offset in great measure by $1.3 million of other product sales.

        Revenues from technology products increased from $3.2 million for the three months ended March 31, 2002 to $3.4 million for the three months ended March 31, 2003. Revenues from licenses and royalties increased from $1.3 million and $361,000 in the three months ended March 31, 2002 to $1.3 million and $563,000, respectively, in the three months ended March 31, 2003. Maintenance revenues declined from $1.6 million in the three months ended March 31, 2002 period to $1.3 million in the three months ended March 31, 2003, which decline was offset in part by the initiation of our offering professional services with respect to research and development, which activity accounted for $231,000 in revenues in the three months ended March 31,2003.

        Revenues from sales to customers in the United States decreased from $7.3 million, or 62.9% of revenues, for the three months ended March 31, 2002 to $4.4 million, or 39.6% of revenues, for the three months ended March 31, 2003, a decrease of $2.9 million, or 39.7 %.

        Revenues from sales to customers in Europe and the Middle East increased from $2.2 million for the three month period ended March 31, 2002, or 19.8% of revenues, to $3.7 million, or 33.3% of revenues, for the three months ended March 31, 2003. Revenues from sales to customers in the Asian Pacific region increased from $2.0 million, or 17.2% of revenues, for the three months ended March 31, 2002 to $3.0 million, or 27.0% of revenues, for the three months ended March 31, 2003, an increase of $1.0 million or 50%.

        Cost of Revenues. Cost of revenues decreased from $2.6 million for the three month period ended March 31, 2002 to $2.4 million for the three months ended March 31, 2003, a decrease of $199,000, or 7.7%. Gross profit as a percentage of revenues increased slightly from 77.9% for the three months ended March 31, 2002 to 78.6% for the three months ended March 31, 2003, due to the increased proportion of technology product sales that have higher profit margins.

        Research and Development. Research and development expenses decreased from $4.0 million for the three months ended March 31, 2002 to $3.6 million for the three months ended March 31, 2003, a decrease of $477,000 or 11.8%. This decrease was primarily attributable to a decrease in overhead and travel expenses.

        Marketing and Selling. Marketing and selling expenses increased from $4.5 million for the three months ended March 31, 2002 to $4.7 million for the three months ended March 31, 2003, an increase of $263,000 or 5.9%. Marketing and selling expenses as a percentage of revenues increased from 38.7% for the three months ended March 31, 2002 to 42.8% for the three months ended March 31, 2003.

        General and Administrative. General and administrative expenses decreased from $969,000 for the three months ended March 31, 2002 to $948,000 for the three months ended March 31, 2003, a decrease of $21,000 or 2.2%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues was 8.4% for the three months ended March 31, 2002 and 8.6% for the three months ended March 31, 2003.

        Operating Loss. We incurred an operating loss of $480,000 for the three months ended March 31, 2002 compared to an operating loss of $551,000 for the three months ended March 31, 2003. The increase in our operating loss was primarily due to the decrease in revenues.

        Financial Income. We had financial income of $752,000 for the three months ended March 31, 2002 compared to $566,000 for the three months ended March 31, 2003. This income was principally derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our financial income declined principally as a result of lower prevailing interest rates.

        Net Income. As a result of the foregoing our net income for the three months ended March 31, 2003 declined to $15,000 compared with net income of $272,000 for the three months ended March 31, 2002.

Liquidity and Capital Resources

        From our inception until our initial public offering in March 2000, we financed our operations through cash generated by operations and a combination of private placements of our share capital and borrowings under lines of credit. Through December 31, 1999, we raised a total of approximately $12.2 million in aggregate net proceeds in four private placements. In March 2000, we sold 4,370,000 of our ordinary shares in an initial public offering and 590,822 ordinary shares in a private placement. We received net proceeds of $89.2 million from the public offering and private placement. As of March 31, 2003, we had approximately $28.8 million in cash and cash equivalents, $22.2 million in short term investments and our working capital was approximately $60.3 million. Taking into account long-term liquid investments, we had $90.4 million in cash and liquid investments as of March 31, 2003.

        Net cash generated from operating activities was approximately $2.3 million for the three months ended March 31, 2003. This amount was primarily attributable to a $4.2 million decrease in trade receivables, , depreciation expenses of $612,000 and a $456,000 decrease in inventories. These increases in cash generated by our operating activities were offset in part by a $2.5 million decrease in trade payables and a $1.0 million decrease in other payables and accrued expenses.

        The decrease in inventories for the three months ended March 31, 2003 was primarily due to our efforts to manage our inventory to correspond with our revenues and our efforts to utilize subcontractors. The $4.2 million decrease in accounts receivable at March 31, 2003 compared to year end was primarily the result of the payments we received under the FastWeb contract.

        Net cash provided by investing activities was approximately $12.0 million for the three months ended March 31, 2003. During the three months ended March 31, 2003, $448,000 of cash used in investing activities was for purchases of property and equipment.

        Net cash received from financing activities was $157,000 for the three months ended March 31, 2003.

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

        On February 28, 2001, we announced that our board of directors had authorized the repurchase of up to 10% of our outstanding shares in open market transactions from time to time at prevailing market prices. We completed the share repurchase program in the first fiscal quarter of 2002, having purchased 1,866,115 ordinary shares at a total cost of $11.8 million, or an average price of $6.30 per share. At the beginning of 2003, we began to reissue the repurchased shares upon exercise of employee stock options.

        On August 28, 2002, we announced that our board of directors had authorized the repurchase of up to $10 million or 2 million of our ordinary shares in the open market from time to time at prevailing market prices. As of March 31, 2003, we had not initiated this repurchase program. During April 2003, we started to repurchase our ordinary shares based on the instruction of our board of directors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

Foreign Exchange

        Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

        We cannot assure you that we will not be materially and adversely affected in the future if inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of the devaluation lags behind inflation in Israel.

Interest Rates

        We invest our cash in a variety of financial instruments, including time deposits, cash deposits, U.S. federal agency securities and corporate bonds with an average credit rating of A2. Despite the high quality of our investments, fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.

        We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS No. 115.

        The weighted-average interest rate on investment securities held at March 31, 2003 was approximately 3.02% as compared to 3.25% at December 31, 2002. The fair market value of cash equivalents and liquid investments held at March 31, 2003 was $90.4 million.

Item 4. Controls and Procedures
        -----------------------

        Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

        The Company also maintains a system of internal accounting controls that is designed to provide assurance that its assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended March 31, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

        The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending March 31, 2003. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.

                                                 Direct or indirect payments to
                                                 persons other than affiliated
                                                            persons
                                                            -------
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

                                                    Direct or indirect payments
                                                     to persons other than to
Purpose                                                 affiliated persons
------------------------------------------------    ---------------------------
 Acquisition of other companies and
  business(es) ..............................                 N/A
 Construction of plant, building and facilities               N/A
 Purchase and installation of machinery
   and equipment ............................                 N/A
 Purchase of real estate ....................                 N/A
 Repayment of indebtedness ..................                 N/A
 Working capital ............................             $78,450,000
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

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

        An 8-K bearing the cover date of January 29, 2003 with respect to a press release regarding the Registrant's earning for the three months and year ended December 31, 2002 was filed on January 29, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RADVISION LTD.
                                  (Registrant)



                                 /s/ Gad Tamari
                                 --------------
                                     Gad Tamari
                                     Chief Executive Officer



                               /s/ David Seligman
                               ------------------
                                   David Seligman
                                   Chief Financial Officer


Date:  May 12, 2003