Form 10-Q
period 2003-06-30
RADVISION LTD
filed 2003-07-31
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                                 Yes [X] No [ ]

As of June 30, 2003 the Registrant had 18,594,603 Ordinary Shares, par value NIS
0.1 per share, outstanding.

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

                                 RADVISION LTD.

                                      INDEX


                                                                            Page
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.        Condensed Consolidated Balance Sheets as of June 30, 2003
                  and December 31, 2002........................................4

               Condensed Consolidated Statements of Operations -
                  for the Three and Six Months ended June 30, 2003 and 2002....5

               Condensed Consolidated Statements of Cash Flows -
                  for the Six Months ended June 30, 2003 and 2002..............6

               Notes to Condensed Consolidated Financial Statements............7

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............12


Item 3.        Quantitative and Qualitative Disclosure About Market Risk......20


Item 4.        Controls and Procedures........................................20


Part II - Other Information:

Item 1.        Legal Proceedings..............................................21

Item 2.        Changes in Securities and Use of Proceeds......................21

Item 3.        Defaults Upon Senior Securities................................22

Item 4.        Submission of Matters to a Vote of Security Holders............22

Item 5.        Other Information..............................................23

Item 6.        Exhibits and Reports on Form 8-K...............................23

               Signatures.....................................................24

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data


                                                                           June 30,       December
                                                                             2003         31, 2002
                                                                        --------------  -------------
                                                                          Unaudited
                                                                        --------------
     ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                            $  27,752       $  13,825
    Short-term bank deposits                                                18,183          14,879
    Short-term marketable securities                                        14,777          14,712
    Trade receivables (net of allowance for doubtful accounts of $
     1,620 at June 30, 2003 and December 31, 2002)                           4,856           9,505
    Other receivables and prepaid expenses                                   2,813           2,836
    Inventories                                                                813             996
                                                                        --------------  -------------
  Total current assets                                                      69,194          56,753
  -----                                                                 --------------  -------------

  LONG-TERM ASSETS:
    Long-term bank deposits                                                      -          11,013
    Long-term marketable securities                                         32,126          33,929
    Severance pay fund                                                       2,071           1,641
                                                                        --------------  -------------
  Total long-term assets                                                    34,197          46,583
  -----                                                                 --------------  -------------

  PROPERTY AND EQUIPMENT, NET                                                2,932           3,335
                                                                        --------------  -------------
  Total assets                                                           $ 106,323       $ 106,671
  -----                                                                 ==============  =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Trade payables                                                       $     918     $     3,347
    Deferred revenues                                                        3,337           2,863
    Other payables and accrued expenses                                     12,375          12,385
                                                                        ------------   -------------
  Total current liabilities                                                 16,630          18,595
  -----                                                                 ------------   -------------

  ACCRUED SEVERANCE PAY                                                      3,587           3,061
                                                                        --------------  -------------
  Total liabilities                                                         20,217          21,656
  -----                                                                 --------------  -------------

  SHAREHOLDERS' EQUITY:
    Ordinary shares of NIS 0.1 par value:
     Authorized - 25,000,000 shares at June 30,
     2003 and December 31, 2002;
     Issued - 20,152,045 shares at June 30, 2003
     and December 31, 2002;
     Outstanding - 18,594,603 shares at June 30,
     2003 and 18,285,930 shares at December 31, 2002                           187             187
    Additional paid-in capital                                             104,601         104,586
    Deferred stock compensation                                                  -            (117)
    Treasury stock, at cost (1,557,442 and 1,866,115
     Ordinary shares
     of NIS 0.1 par value at June 30,
     2003 and December 31, 2002,
     respectively)                                                          (9,802)        (11,757)
    Accumulated deficit                                                     (8,880)         (7,884)
                                                                        --------------  -------------
  Total shareholders' equity                                                86,106          85,015
  -----                                                                 --------------  -------------
  Total liabilities and shareholders' equity                             $ 106,323     $   106,671
  -----                                                                ==============  =============

Note:The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

U.S. dollars in thousands, except per share data

                                               Three months ended              Six months ended
                                                    June 30,                       June 30,
                                          -----------------------------  ------------------------------
                                              2003            2002           2003            2002
                                          -------------   -------------  --------------  --------------
                                                                   Unaudited
                                          -------------------------------------------------------------
 Revenues                                 $  11,605       $  11,707      $  22,658       $  23,264
 Cost of revenues                             2,598           2,571          4,959           5,129
                                          -------------   -------------  --------------  --------------

 Gross profit                                 9,007           9,136         17,699          18,135
                                          -------------   -------------  --------------  --------------

 Operating costs and expenses:
   Research and development                   3,596           3,870          7,160           7,911
   Marketing and selling                      4,853           4,587          9,584           9,056
   General and administrative                   976           1,073          1,924           2,042
                                          -------------   -------------  --------------  --------------

 Total operating costs and expenses           9,425           9,530         18,668          19,009
 -----                                    -------------   -------------  --------------  --------------

 Operating loss                                 418             394            969             874
 Financial income, net                          560             686          1,129           1,438
 Other expenses                                   -               -              3               -
                                          -------------   -------------  --------------  --------------

 Net income                               $     142       $     292      $     157       $     564
                                          =============   =============  ==============  ==============

 Basic net earnings per Ordinary share    $    0.01       $    0.02      $    0.01       $    0.03
                                          =============   =============  ==============  ==============

 Diluted net earnings per Ordinary
   share                                  $     0.01      $      0.02    $     0.01      $      0.03
                                          =============   =============  ==============  ==============




The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                               Six months ended
                                                                                   June 30,
                                                                          ---------------------------
                                                                              2003           2002
                                                                          -------------  ------------
                                                                                   Unaudited
                                                                          ---------------------------
Cash flows from operating activities:
   Net income                                                              $   157        $   564
   Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
   Depreciation                                                              1,187          1,274
   Accrued interest and amortization of premium on held-to-maturity
    marketable securities and bank deposits                                    517              -
   Severance pay, net                                                           96            (97)
   Amortization of deferred stock-based compensation                           117             91
   Decrease (increase) in trade receivables, net                             4,649         (2,030)
   Decrease (increase) in other receivables and prepaid expenses                38           (241)
   Decrease in inventories                                                     183            874
   Decrease in trade payables                                               (2,429)          (199)
   Increase (decrease) in other payables and accrued expenses                  (10)         2,024
   Deferred revenues                                                           474              -
                                                                          -------------  ------------

 Net cash provided by operating activities                                   4,979          2,260
                                                                          -------------  ------------

 Cash flows from investing activities:
   Increase in short-term investments                                            -         15,899
   Increase in long-term investments                                             -        (14,866)
   Proceeds from redemption of held-to-maturity marketable securities       28,481              -
   Purchase of held-to-maturity marketable securities                      (27,129)             -
   Proceeds from withdrawal of bank deposits                                 7,578              -
   Purchase of property and equipment                                         (784)          (858)
                                                                          -------------  ------------

 Net cash provided by investing activities                                   8,146            175
                                                                          -------------  ------------

 Cash flows from financing activities:
   Issuance of share capital                                                     -            120
   Purchase of treasury stock                                                    -         (1,854)
   Issuance of Common stock and Treasury stock for cash upon exercise
    of options                                                                 787              -
   Exercise of options by employees                                             15              -
   Repayment of long-term loans                                                  -            (13)
                                                                          -------------  ------------

 Net cash provided by (used in) financing activities                           802         (1,747)
                                                                          -------------  ------------

 Increase in cash and cash equivalents                                      13,927            688
 Cash and cash equivalents at beginning of period                           13,825          6,717
                                                                          -------------  ------------

 Cash and cash equivalents at end of period                                $27,752        $ 7,405
                                                                          =============  ============

 Non-cash transactions:
   Issuance of Common stock upon sale of Treasury stock                    $    15        $     -
                                                                          =============  ============

   Loss on issuance of Common stock upon sale of Treasury stock            $ 1,153        $     -
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

          The Company has four wholly-owned subsidiaries: Radvision Inc. in the United States, Radvision B.V. in the Netherlands, Radvision HK in Hong Kong, and Radvision U.K. in the United Kingdom. The subsidiaries are primarily engaged in the sale and marketing of the Company's products and technology.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

          The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2002 are applied consistently in these financial statements.

          a.   Use of estimates:

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

U.S. dollars in thousands, except per share data

               Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black - Scholes Option Valuation Model with the following weighted-average assumptions for the three and six months ended June 30, 2003 and 2002:

                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                  ------------------------   -------------------------
                                                      2003          2002         2003          2002
                                                  -----------   ----------   -----------   ----------
                                                                      Unaudited
                                                  ---------------------------------------------------
                  Risk free interest                    2%            1.5%         2%            1.5%
                  Dividend yields                       0%            0%           0%            0%
                  Volatility                            0.467         0.512        0.467         0.512
                  Expected life                         4             4            4             4

                  Pro forma information
                    under SFAS No. 123:

                  Net income as reported          $     142     $     292    $     157     $     564
                                                  ===========   ==========   ===========   ==========
                  Add - stock based
                     compensation expense
                     determined under APB 25      $       0     $      46    $     117     $      91
                                                  ===========   ==========   ===========   ==========
                  Less - stock-based
                     compensation expense
                     determined under fair
                     value method for all
                     awards                       $     863     $   1,352    $   1,730     $   2,650
                                                  ===========   ==========   ===========   ==========

                  Pro forma net loss              $    (721)    $  (1,014)   $  (1,456)    $  (1,995)
                                                  ===========   ==========   ===========   ==========
                  Basic and diluted earnings
                     per share, as reported       $     0.01    $     0.02   $    0.01     $    0.03
                                                  ===========   ==========   ===========   ==========
                  Pro forma basic and diluted
                     net loss per share           $    (0.04)   $    (0.05)  $   (0.08)    $   (0.10)
                                                  ===========   ==========   ===========   ==========

          d.   Recently issued accounting pronouncements:

               In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus are not expected to have a significant effect on the Company's financial position or operating results.

               In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its results of operations or financial position.

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operation or cash flows.

NOTE 3:- UNAUDITED INTERIM FINANCIAL STATEMENTS

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

U.S. dollars in thousands

NOTE 4:- INVENTORIES

                                                   June 30,       December 31,
                                                     2003             2002
                                                ---------------   --------------
                                                  Unaudited
                                                ---------------

    Raw materials, parts and supplies             $  175            $  194
    Work in progress                                 540               720
    Finished products                                 98                82
                                                ---------------   --------------

                                                  $  813            $  996
                                                ===============   ==============

NOTE 5:- OTHER PAYABLES AND ACCRUED EXPENSES

                                                   June 30,       December 31,
                                                     2003             2002
                                                ---------------   --------------
                                                 Unaudited

           Employees and employee accruals        $  1,989          $  1,617
           Accrued expenses                         10,386            10,768
                                                ---------------   --------------

                                                  $ 12,375        $   12,385
                                                ===============   ==============


NOTE 6:- SEGMENTS AND CUSTOMER INFORMATION

                                                 Three months ended            Six months ended
                                                      June 30,                     June 30,
                                            ----------------------------- ---------------------------
                                                 2003            2002        2003           2002
                                            ---------------   ----------- ------------   ------------
                                                                   Unaudited
                                            ---------------------------------------------------------
          Revenues:
             Product sales                  $    8,553       $   8,580    $  16,239      $   16,919
             Software sales                      3,052           3,127        6,419           6,345
                                            --------------   ------------ ------------   ------------

          Total revenues                    $   11,605       $  11,707    $  22,658      $   23,264
                                            ==============   ============ ============   ============

          Cost of revenues:
             Product sales                  $    2,429       $   2,540    $   4,783      $    5,048
             Software sales                        169              31          176              81
                                            --------------   ------------ ------------   ------------

          Total cost of revenues            $    2,598       $   2,571    $   4,959      $    5,129
                                            ==============   ============ ============   ============

U.S. dollars in thousands, except share and per share data

NOTE 7:- EARNINGS PER SHARE

            The following table sets forth the calculation of basic and diluted earnings per share:

                                                 Three months ended             Six months ended
                                                      June 30,                      June 30,
                                            ------------------------------  -------------------------
                                                 2003            2002          2003          2002
                                            ----------------  ------------  -----------   -----------
                                                                   Unaudited
                                            ---------------------------------------------------------
        Numerator:

           Net income                       $       142    $       292    $       157   $       564
                                            ============== ============== ============= =============

           Diluted net earnings per share
             - income                       $       142    $       292    $       157   $       564
                                            ============== ============== ============= =============

        Number of shares:

        Denominator:
           Denominator for basic earnings
             per share - weighted average
             of Ordinary shares              18,473,504     18,063,334     18,409,399    18,274,259
           Effect of dilutive securities:
           Employee stock options and
             unvested restricted shares         745,278        800,930        645,894     1,067,860
                                            -------------- -------------- ------------- -------------
                                             19,218,782     18,864,264     19,055,293    19,342,119
                                            ============== ============== ============= =============


NOTE 8:- SIGNIFICANT EVENTS

          During the six months ended June 30, 2003, the Company issued 322,673 Ordinary shares from treasury stock to employees who have exercised options. The Company accounts for the reissuances in accordance with Accounting Principles Board Opinion No. 6 "Status of Accounting Research Bulletins" and charges the excess of the repurchase cost over issuance price using the weighted average method to accumulated deficit. In case the repurchase cost is lower than the issuance price, the Company credits the difference to additional paid in capital. As a result of the reissuances during the six months ended June 30, 2003, the Company recorded a loss in the amount of $ 1,153.




                             - - - - - - - - - - - -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

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

Results of Operations

        The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:

                                               Three months        Six months
                                              ended June 30,     ended June 30,
                                              2002      2003     2002     2003
                                                          Unaudited
                                            ------------------------------------
Revenues
   Networking products....................    73.3%     73.3%    72.7%    71.7
   Technology products....................    26.7      26.3     27.3     28.3
   Total revenues.........................   100.0     100.0    100.0    100.0
Cost of revenues
   Networking products....................    21.7      20.9     21.7     21.1
   Technology products....................     0.3       1.5      0.3      0.8
   Total cost of revenues.................    22.0      22.4     22.0     21.9
Gross profit..............................    78.0      77.6     78.0     78.1
Operating expenses
  Research and development................    33.0      31.0     34.0     31.6
  Marketing and selling...................    39.2      41.8     38.9     42.3
  General and administrative..............     9.2       8.4      8.8      8.5
 Total operating expenses.................    81.4      81.2     81.7     82.4
Operating loss............................    (3.4)     (3.6)    (3.7)    (4.3)
Financial income, net.....................     5.9       4.8      6.1      5.0
Net income (loss).........................     2.5       1.2      2.4      0.7
                                                                           ===


Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2003

Revenues. Revenues decreased from $11.7 million for the three months ended June 30, 2002 to $11.6 million for the three months ended June 30, 2003, a decrease of $102,000, or less than 1%. This decrease was mainly due to a $75,000, or 2.4%, decrease in sales of our technology products.

Revenues from networking products remained constant at approximately $8.6 million for the three months ended June 30, 2002 and 2003. Revenues from sales of our ViaIP and OnLan product lines remained at the same level of $8.6 million for the three months periods ended June 30, 2002 and 2003.

Revenues from technology products remained constant at approximately $3.1 million for three months periods ended June 30, 2002 and 2003. Revenues from licenses and royalties totaled $1.3 million and $574,000 in the three months ended June 30, 2002 compared to $1.1 million and $731,000, respectively, in the three months ended June 30, 2003. Maintenance revenues declined from $1.3 million in the three months ended June 30, 2002 to $1.1 million in the three months ended June 30, 2003, which decline was offset in part by the initiation of our offering professional services with respect to research and development, which activity accounted for $170,000 in revenues in the three months ended June 30, 2003.

Revenues from sales to customers in the United States decreased from $7.1 million, or 60.7% of revenues, for the three months ended June 30, 2002, to $6.6 million, or 56.9% of revenues, for the three months ended June 30, 2003, a decrease of $558,000, or 7.9%. This decrease in sales to customers in the United States was primarily attributable to decreased market demand as budgets for these technology products decreased.

Revenues from sales to customers in Europe decreased from $1.9 million, or 16.2% of revenues, for the three months ended June 30, 2002, to $1.3 million, or 11.2% of revenues, for the three months ended June 30, 2003, a decrease of $600,000, or 31.6%. This decrease in sales to customers in Europe was primarily attributable to the ongoing softness in enterprise spending in Europe.

Revenues from sales to customers in the Far East increased from $2.1 million, or 17.9% of revenues, for the three months ended June 30, 2002, to $3.2 million, or 27.6% of revenues, for the three months ended June 30, 2003, an increase of $1.1 million, or 52.4%. This increase in sales to customers in the Far East was primarily attributable to increased sales efforts.

Revenues from sales to customers in Israel decreased from $592,000, or 5.1% of revenues, for the three months ended June 30, 2002 to $524,000, or 4.5% of revenues, for the three months ended June 30, 2003, a decrease of $68,000, or 11.5%.

Cost of Revenues. Cost of revenues remained relatively constant at approximately $2.6 million for the three month periods ended June 30, 2002 and 2003. Gross profit as a percentage of revenues decreased slightly from 78.0% for the three months ended June 30, 2002 to 77.6% for the three months ended June 30, 2003.

Research and Development. Research and development expenses decreased from $3.9 million for the three months ended June 30, 2002 to $3.6 million for the three months ended June 30, 2003, a decrease of $274,000, or 7.0%. This decrease was primarily attributable to a decrease in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 33.0% for the three months ended June 30, 2002 to 31.0% for the three months ended June 30, 2003.

Marketing and Selling. Marketing and selling expenses increased from $4.6 million for the three months ended June 30, 2002 to $4.9 million for the three months ended June 30, 2003, an increase of $266,000, or 5.8%. This increase was primarily attributable to increased sales efforts in the United States and the Far East. Marketing and selling expenses as a percentage of revenues increased from 39.2% for the three months ended June 30, 2002 to 41.8% for the three months ended June 30, 2003.

General and Administrative. General and administrative expenses decreased from $1.1 million for the three months ended June 30, 2002 to $1 million for the three months ended June 30, 2003, a decrease of $97,000, or 8.8%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues was 9.2% for the three months ended June 30, 2002 and 8.4% for the three months ended June 30, 2003.

Operating Loss. Although our operating loss increased slightly from $394,000 for the three months ended June 30, 2002 to $418,000 for the three months ended June 30, 2003, our operating loss decreased sequentially from the first quarter of 2003 as a result of our cost-cutting efforts and increased revenues.

Financial Income. We had financial income of $686,000 in the three months ended June 30, 2002 as compared to $560,000 for the three months ended June 30, 2003. This income was principally derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our interest income decreased due to lower prevailing interest rates.

Net Income. Net income for the quarter was $142,000 compared with net income of $292,000 for the second quarter of 2002.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Revenues. Revenues decreased from $23.3 million for the six months ended June 30, 2002 to $22.7 million for the six months ended June 30, 2003, a decrease of $606,000, or 2.6%. This decrease was due a decrease in sales of networking products.

Revenues from networking products decreased from $16.9 million for the six months ended June 30, 2002 to $16.2 million for the six months ended June 30, 2003. Revenues from sales of our ViaIP and OnLan product lines decreased from $12.3 million and $4.5 million in the six months ended June 30, 2002 to $13.4 million and $1.4 million, respectively, in the six months ended June 30, 2003. This decline was offset in great measure by $1.3 million of other product sales. The decrease in networking product sales was principally attributable to lower than expected sales in the United States.

Revenues from technology products remained relatively constant at approximately $6.4 million for the six months periods ended June 30, 2002 and 2003. Revenues from licenses and royalties were $2.6 million and $935,000 in the six months ended June 30, 2002 and $2.4 million and $1.3 million respectively, in the six months ended June 30, 2003. Maintenance revenues decreased from $2.9 million in the six months ended June 30, 2002 to $2.4 million in the six months ended June 30, 2003, which decline was offset in part by the initiation of our offering professional services with respect to research and development, which activity accounted for $401,000 in revenues in the six months ended June 30, 2003.

Revenues from sales to customers in the United States decreased from $14.5 million, or 62.2% of revenues, for the six months ended June 30, 2002, to $10.9 million, or 48.0% of revenues, for the six months ended June 30, 2003, a decrease of $3.6 million, or 24.8%. This decrease in sales was primarily attributable to the ongoing softness in enterprise spending in the United States.

Revenues from sales to customers in Europe increased from $3.6 million, or 15.5% of revenues, for the six months ended June 30, 2002, to $4.6 million, or 20.3% of revenues, for the six months ended June 30, 20032, an increase of $1.0 million, or 27.8%. This increase in sales was primarily attributable to the FastWeb sale in the first three months of 2003.

Revenues from sales to customers in the Far East increased from $4.1 million, or 17.6% of revenues, for the six months ended June 30, 2002, to $6.2 million, or 27.4% of revenues, for the six months ended June 30, 2003 an increase of $2.1 million, or 51.2%. This increase in sales was primarily attributable to increased sales efforts.

Revenues from sales to customers in Israel decreased from $1.1 million for the six months ended June 30, 2002, or 4.7% of revenues, and for the six months ended June 30, 2002, to $900,000, or 4.0% of revenue for the six months ended June 30, 2003.

Cost of Revenues. Cost of revenues decreased from $5.1 million for the six months ended June 30, 2002 to $5.0 million for the six months ended June 30, 2003, a decrease of $170,000, or 3.3%. Gross profit as a percentage of revenues increased slightly from 78.0% for the six months ended June 30, 2002 to 78.1% for the six months ended June 30, 2003.

Research and Development. Research and development expenses decreased from $7.9 million for the six months ended June 30, 2002 to $7.2 million for the six months ended June 30, 2003, a decrease of $751,000, or 9.5%. This decrease was primarily attributable to a decrease in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 34.0% for the six months ended June 30, 2002 to 31.6% for the six months ended June 30, 2003.

Marketing and Selling. Marketing and selling expenses increased from $9.1 million for the six months ended June 30, 2002 to $9.6 million for the six months ended June 30, 2003, an increase of $528,000, or 5.8%. Marketing and selling expenses as a percentage of revenues increased from 38.9% for the six months ended June 30, 2002 to 42.3% for the six months ended June 30, 2003.

General and Administrative. General and administrative expenses decreased from $2.0 million for the six months ended June 30, 2002 to $1.9 million for the six months ended June 30, 2003, a decrease of $118,000, or 5.8%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues was 8.8% for the six months ended June 30, 2002 and 8.5% for the six months ended June 30, 2003.

Operating Loss. Although our operating loss increased from $874,000 for the six months ended June 30, 2002 to $969,000 for the six months ended June 30, 2003, we narrowed our operating loss in the second quarter to $418,000 from $551,000 for the first quarter of 2003 as a result of cost cutting efforts and increased revenues.

Financial Income. Financial income decreased from $1.4 million for the six months ended June 30, 2002 to $1.1 million for the six months ended June 30, 2003 principally as a result of the decreased interest income we derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our interest income decreased due to lower prevailing interest rates.

Net Income. Net income for the first six months of 2003 was $157,000 compared with net income of $564,000 for the first six months of 2002.

Liquidity and Capital Resources

        From our inception until our initial public offering in March 2000, we financed our operations through cash generated by operations and a combination of private placements of our share capital and borrowings under lines of credit. Through December 31, 1999, we raised a total of approximately $12.2 million in aggregate net proceeds in four private placements. In

March 2000, we sold 4,370,000 of our ordinary shares in an initial public offering and 590,822 ordinary shares in a private placement. We received net proceeds of $89.2 million from the public offering and private placement. As of June 30, 2003, we had approximately $27.8 million in cash and cash equivalents, $33.0 million in short term investments and our working capital was approximately $52.6 million. Taking into account long-term liquid investments, we had $92.8 million in cash and liquid investments as of June 30, 2003.

        Net cash generated from operating activities was approximately $5.0 million for the six months ended June 30, 2003. This amount was primarily attributable to a $4.6 million decrease in trade receivables, depreciation expenses of $1.2 million and an increase of $474,000 in deferred revenues. These increases in cash generated by our operating activities were offset in part by a $2.4 million decrease in trade payables.

        The decrease in inventories at June 30, 2003 was primarily due to our continued efforts to manage our inventory to correspond with our revenues and our efforts to utilize subcontractors.

        Net cash provided by investing activities was approximately $8.1 million for the six months ended June 30, 2003. During the six months ended June 30, 2003, $784,000 of cash used in investing activities was for purchases of property and equipment.

        Net cash received from financing activities was $802,000 for the six months ended June 30, 2003.

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

        On August 28, 2002, we announced that our board of directors had authorized the repurchase of up to $10.0 million or 2 million of our ordinary shares in the open market from time to time at prevailing market prices. During April 2003, we started to repurchase our ordinary shares based on the instruction of our board of directors. As of June 30, 2003, we have purchased 14,000 ordinary shares at a total cost of $78,000, or an average price of $5.55 per share.

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

        The weighted-average interest rate on investment securities held at June 30, 2003 was approximately 2.73% as compared to 3.25% at December 31, 2002. The fair market value of cash equivalents and liquid investments held at June 30, 2003 was $92.8 million.

Item 4. Controls and Procedures
        -----------------------

        Within the 90-day period prior to the filing of this report, the we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

        Our company also maintains a system of internal accounting controls that is designed to provide assurance that its assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended June 30, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

                                                              For the account of
                                            For the account      the selling
                                            of the company       shareholder
                                            ---------------   ------------------
   Number of ordinary shares registered ..       4,370,000          N/A
   Aggregate offering price of shares
      registered .........................     $87,400,000          N/A
   Number of ordinary shares sold ........       4,370,000          N/A
   Aggregate offering price of shares sold     $87,400,000          N/A

        The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending June 30, 2003. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.



                                                 Direct or indirect payments to
                                                 persons other than affiliated
                                                            persons
                                                 -------------------------------
   Underwriting discounts and commissions ....          $6,118,000
   Finders' fees .............................             550,000
   Expenses paid to or for underwriters.......              41,290
   Other expenses ............................           2,241,113
                                                         ---------
   Total expenses ............................          $8,950,403
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
 Temporary investments ......................                 N/A
 Other purposes .............................                 N/A

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

               During the three month period ended June 30, 2003, we held our Annual General Meeting of Shareholders.

               At the meeting, held on June 8, 2003, our shareholders voted:

          1.   To  consider  and  receive  the   Directors'   Annual  Report  to
               Shareholders for the year ended December 31, 2002, and to consider and receive the Company's Consolidated Financial Statements for the year ended December 31, 2002, and the auditor's report thereon.

                                        For         Against      Abstained
                                        ---         -------      ---------
                                      6,649,133      2,683        9,335

          2. To appoint Kost Forer & Gabbay, a member of Ernst & Young Global, to conduct the annual audit of the Company's financial statements for the year ending December 31, 2003, and to authorize the Board of Directors to fix their remuneration.


                                        For          Against      Abstained
                                        ---          -------      ---------
                                      6,562,318      90,797        8,035

          3. To elect Zohar Zisapel, Gadi Tamari, Efraim Wachtel and Andreas Mattes as directors of the Company to hold office for a term until their successors are duly elected and qualified at our 2004 Annual General Meeting of Shareholders.


                                            For            Against
                                            ---            -------
               Zohar Zisapel              6,653,570        7,580
               Gadi Tamari                6,653,570        7,580
               Efraim Wachtel             6,653,570        7,580
               Andreas Mattes             6,653,570        7,580

          4. To elect the following external directors to hold office for a term of three years.


                                            For          Against      Abstained
                                            ---          -------      ---------
               Liora Katzenstein.....     6,628,943      24,676         7,531
               Joseph Atsmon.........     6,628,943      24,676         7,531

          5.   To authorize remuneration of our external directors.


                                            For        Against        Abstained
                                            ---        -------        ---------
                                          6,432,764    217,411        10,975

          6.   To approve the grant of options to the CEO of the company.


                                            For        Against        Abstained
                                            ---        -------        ---------
                                          6,260,211    561,812        13,200

          7. To approve indemnification by the company of directors and office holders of the company.


                                            For        Against        Abstained
                                            ---        -------        ---------
                                          6,281,569    541,048        12,606


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

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

        An 8-K bearing the cover date of April 1, 2003 with respect to a press release regarding a reduction in the Registrant's first quarter earnings estimate and outlook for the year was filed on April 1, 2003.

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

                                            RADVISION LTD.
                                               (Registrant)



                                             /s/Gad Tamari
                                             -------------
                                            Gad Tamari
                                            Chief Executive Officer



                                            /s/David Seligman
                                            -----------------
                                            David Seligman
                                            Chief Financial Officer


Date:  July  31, 2003