Form 10-Q
period 2003-09-30
RADVISION LTD
filed 2003-11-10
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2003

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

                                 Yes [X] No [ ]

As of November 6, 2003 the Registrant had 20,152,045 Ordinary Shares, par value NIS 0.1 per share, outstanding.

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

                                 RADVISION LTD.

                                      INDEX


                                                                            Page
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.  Consolidated Balance Sheets as of September 30, 2003 and December
           31, 2002............................................................4

         Consolidated Statements of Operations -
            for the Three and Nine Months ended September 30, 2003 and 2002....5

         Consolidated Statements of Cash Flows -
            for the Nine Months ended September 30, 2003 and 2002..............6

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................12


Item 3.  Quantitative and Qualitative Disclosure About Market Risk............20


Item 4.  Controls and Procedures..............................................20


Part II - Other Information:

Item 1.  Legal Proceedings....................................................21

Item 2.  Changes in Securities and Use of Proceeds............................21

Item 3.  Defaults Upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................22

Item 6.  Exhibits and Reports on Form 8-K.....................................22

         Signatures...........................................................23

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

                                                                      September 30,    December  31,
                                                                          2003             2002
                                                                     --------------  --------------
                                                                        Unaudited        (Note 3)
                                                                      --------------
     ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                         $   17,463      $  13,825
    Short-term bank deposits                                              14,772         14,879
    Short-term marketable securities                                      22,723         14,712
    Trade receivables (net of allowance for doubtful accounts of
     $ 1,727 at September 30, 2003 and December 31, 2002)                  5,842          9,505
    Other accounts receivable and prepaid expenses                         2,547          2,836
    Inventories                                                              957            996
                                                                     --------------  --------------
  Total current assets                                                    64,304         56,753
  -----                                                              --------------  --------------

  LONG-TERM ASSETS:
    Long-term bank deposits                                                2,069          11,013
    Long-term marketable securities                                       37,423          33,929
    Severance pay fund                                                     2,053           1,641
                                                                     --------------  --------------
   Total long-term assets                                                 41,545          46,583
  -----                                                              --------------  --------------

  PROPERTY AND EQUIPMENT, NET                                              2,752           3,335
                                                                     --------------  --------------

  Total assets                                                        $  108,601      $  106,671
  -----                                                              ==============  ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Trade payables                                                    $    1,334      $    3,347
    Deferred revenues                                                      3,093           2,863
    Other accounts payable and accrued expenses                           12,666          12,385
                                                                     --------------  --------------
  Total current liabilities                                               17,093          18,595
  -----                                                              --------------  --------------

   ACCRUED SEVERANCE PAY                                                   3,456           3,061
                                                                     --------------  --------------
  Total liabilities                                                       20,549          21,656
  -----                                                              --------------  --------------

  SHAREHOLDERS' EQUITY:
    Ordinary shares of NIS 0.1 par value:
     Authorized - 25,000,000 shares at September
     30, 2003 and December 31, 2002; Issued - 20,152,045
     shares at September 30, 2003 and December 31, 2002;
     Outstanding - 18,842,244 shares at September 30, 2003
     and 18,285,930 shares at December 31, 2002                              187             187
    Additional paid-in capital                                           104,601         104,586
    Deferred stock compensation                                                -            (117)
    Treasury stock, at cost (1,309,801 and 1,866,115 Ordinary
     shares of NIS 0.1 par value at September 30, 2003 and
     December 31, 2002, respectively)                                     (8,242)        (11,757)
    Accumulated deficit                                                   (8,494)         (7,884)
                                                                     --------------  --------------
  Total shareholders' equity                                              88,052          85,015
  -----                                                              --------------  --------------
  Total liabilities and shareholders' equity                          $  108,601      $  106,671
  -----                                                              ==============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
U.S. dollars in thousands, except per share and share data

                                            Nine months ended            Three months ended
                                              September 30,                 September 30,
                                        ---------------------------  ----------------------------
                                           2003           2002           2003           2002
                                        ------------   ------------  -------------  -------------
                                                               Unaudited
                                        ---------------------------------------------------------
 Revenues                               $   35,738     $   35,422    $   13,080     $   12,158
 Cost of revenues                            7,891          7,744         2,932          2,615
                                        ------------   ------------  -------------  -------------
 Gross profit                               27,847         27,678        10,148          9,543
                                        ------------   ------------  -------------  -------------
 Operating costs and expenses:
   Research and development                 10,853         11,726         3,693          3,815
   Marketing and selling                    14,607         13,698         5,023          4,642
   General and administrative                2,944          3,113         1,020          1,071
                                        ------------   ------------  -------------  -------------
 Total operating costs and expenses         28,404         28,537         9,736          9,528
 -----                                  ------------   ------------  -------------  -------------
 Operating income (loss)                      (557)          (859)          412             15
 Financial income, net                       1,626          2,073           500            635
                                        ------------   ------------  -------------  -------------
 Net income                             $    1,069     $    1,214    $      912     $      650
                                        ============   ============  =============  =============
 Basic net earnings per Ordinary share  $     0.06     $     0.07    $     0.05     $     0.04
                                        ============   ============  =============  =============
 Diluted net earnings per Ordinary
   share                                $     0.05     $     0.06    $     0.05     $     0.03
                                        ============   ============  =============  =============

The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                            Nine months ended
                                                                              September 30,
                                                                       ---------------------------
                                                                           2003          2002
                                                                       ------------  -------------
                                                                                Unaudited
                                                                       ---------------------------
 Cash flows from operating activities:
 -------------------------------------
   Net income                                                            $  1,069      $  1,214
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                            1,729         1,831
    Accrued interest and amortization of premium on
      held-to-maturity marketable securities and bank deposits               (644)            -
    Severance pay, net                                                        (17)         (136)
    Amortization of deferred stock-based compensation                         117           136
    Loss on sale of property and equipment                                      2             -
    Decrease (increase) in trade receivables, net                           3,663        (1,468)
    Decrease (increase) in other accounts receivable and prepaid
      expenses                                                                379          (928)
    Decrease in inventories                                                    39           774
    Decrease in trade payables                                             (2,013)         (402)
    Increase in other accounts payable and accrued
      expenses                                                                246)        2,761
    Increase in deferred revenues                                             230             -
                                                                       ------------  -------------
 Net cash provided by operating activities                                  4,800         3,782
                                                                       ------------  -------------
 Cash flows from investing activities:
 -------------------------------------
   Decrease in short-term investments                                           -        24,353
   Increase in long-term investments                                            -       (17,512)
   Proceeds from redemption of held-to-maturity marketable
    securities                                                             39,521             -
   Purchase of held-to-maturity marketable securities                     (50,300)            -
   Proceeds from withdrawal of bank deposits                               13,659             -
   Purchase of bank deposits                                               (4,690)            -
   Purchase of property and equipment                                      (1,154)         (991)
   Proceeds from sale of property and equipment                                 6             -
                                                                       ------------  -------------
 Net cash provided by (used in) investing activities                       (2,958)        5,850
                                                                       ------------  -------------
 Cash flows from financing activities:
 -------------------------------------
   Issuance of share capital                                                    -           152
   Purchase of treasury stock                                                   -        (1,854)
   Issuance of Ordinary shares and treasury stock for cash upon
    exercise of options                                                     1,781             -
   Exercise of options by employees                                            15             -
   Repayment of long-term loans                                                 -           (19)
                                                                       ------------  -------------
 Net cash provided by (used in) financing activities                        1,796        (1,721)
                                                                       ------------  -------------
 Increase in cash and cash equivalents                                      3,638         7,911
 Cash and cash equivalents at beginning of period                          13,825         6,717
                                                                       ------------  -------------
 Cash and cash equivalents at end of period                            $   17,463    $   14,628
                                                                       ============  =============
 Non-cash transactions:
 ----------------------
   Issuance of Ordinary shares upon sale of treasury stock             $       90    $        -
                                                                       ============  =============


The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

            Since 2001, the Company has operated under two reportable segments, based on its restructured internal organization, management of operations and performance evaluation. These segments are: 1) the "networking" business unit, or NBU, which focuses on a networking product and is responsible for developing networking products for IP-centric voice, video and data conferencing services; and 2) the "technology" business unit, or TBU, which focuses on creating developer toolkits for the underlying IP communication protocols and testing tools needed for real-time voice and video over IP.

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

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black - Scholes Option Valuation Model with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and 2002:

                               Nine months ended          Three months ended
                                 September 30,               September 30,
                            ------------------------    ------------------------
                               2003          2002          2003         2002
                            -----------   ----------    ----------   -----------
                                                 Unaudited
                            ----------------------------------------------------

  Risk free interest            1%            2%            1%           2%
  Dividend yields               0%            0%            0%           0%
  Volatility                    0.776         0.869         0.776        0.869
  Expected life (years)         4             4             4            4

  Pro forma information
    under SFAS No. 123:

  Net income as reported       $ 1,069      $ 1,214       $   912      $    650
                             ==========   ==========    ==========   ===========
  Add - stock based
    compensation
    expense determined
    under APB 25               $   117      $   136       $     -      $     45
                             ==========   ==========    ==========   ===========
  Less - stock-based
    compensation
    expense determined
    under fair value
    method for all
    awards                     $ 2,667      $ 4,048       $   937      $  1,398
                             ==========   ==========    ==========   ===========
  Pro forma net loss           $(1,481)     $(2,698)      $   (25)     $   (703)
                             ==========   ==========    ==========   ===========
  Basic and diluted
    earnings per share,
    as reported                $   0.06     $   0.07      $   0.05     $   0.04
                             ==========   ==========    ==========   ===========
  Diluted earnings per
    share, as reported         $   0.05     $   0.06      $   0.05     $   0.03
                             ==========   ==========    ==========   ===========
  Pro forma basic and
    diluted net loss
    per share                  $  (0.08)     $ (0.15)     $  (0.01)    $  (0.04)
                             ==========   ==========    ==========   ===========

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            d.   Recently issued accounting pronouncements:

            In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and
            (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

            The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus do not have a significant effect on the Company's financial position or operating results.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 does not have a material impact on the Company's results of operations or financial position.


NOTE 3:-    UNAUDITED INTERIM FINANCIAL STATEMENTS

            The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4:-    INVENTORIES
                                                 September 30,      December 31,
                                                    2003              2002
                                               ---------------   ---------------
                                                 Unaudited
                                               ---------------

   Raw materials, parts and supplies             $      194        $      194
   Work in progress                                     584               720
   Finished products                                    179                82
                                               ---------------   ---------------

                                                 $      957        $      996
                                               ===============   ===============


NOTE 5:-    OTHER PAYABLES AND ACCRUED EXPENSES

   Employees and employee accruals               $    1,768        $    1,617
   Accrued expenses                                  10,898            10,768
                                               ---------------   ---------------

                                                 $   12,666        $   12,385
                                               ===============   ===============


NOTE 6:-    SEGMENTS AND CUSTOMER INFORMATION

                                Nine months ended         Three months ended
                                  September 30,              September 30,
                             ------------------------   ------------------------
                                2003          2002         2003          2002
                             ----------    ----------   -----------   ----------
                                                 Unaudited
                             ---------------------------------------------------

   Revenues:
      Product sales           $ 26,101      $ 25,956     $  9,862    $    9,037
      Software sales             9,637         9,466        3,218         3,121
                            ------------  -----------  ------------  -----------

   Total revenues             $ 35,738      $ 35,422     $ 13,080    $   12,158
                            ============  ===========  ============  ===========

   Cost of revenues:
      Product sales           $  7,528      $  7,656     $  2,745    $    2,608
      Software sales               363            88          187             7
                            ------------  -----------  ------------  -----------

   Total cost of revenues     $  7,891      $  7,744     $  2,932    $    2,615
                            ============  ===========  ============  ===========

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7:-    EARNINGS PER SHARE

            The following table sets forth the calculation of basic and diluted earnings per share:

                                        Nine months ended          Three months ended
                                          September 30,              September 30,
                                    -------------------------- --------------------------
                                        2003          2002         2003          2002
                                    ------------- ------------ ------------- ------------
                                                          Unaudited
                                    -----------------------------------------------------
 Numerator:
   Net income                        $     1,069   $    1,214   $      912    $      650
                                    ============= ============ ============= ============
   Diluted net earnings
      per share - income             $     1,069   $    1,214   $      912    $      650
                                    ============= ============ ============= ============
 Number of shares:
 Denominator:
   Denominator for basic earnings
    per share - weighted average
    of Ordinary shares                18,516,076   18,298,174   18,743,188    18,137,900
 Effect of dilutive securities:
   Employee stock options and
    unvested restricted shares         1,002,611    1,083,766    1,269,517       654,968
                                    ------------- ------------ ------------- ------------
                                      19,518,687   19,381,940   20,012,705    18,792,868
                                    ============= ============ ============= ============


NOTE 8:-    SIGNIFICANT EVENTS

            During the nine months ended September 30, 2003, the Company issued 570,314 Ordinary shares from treasury stock to employees who exercised options. The Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6 "Status of Accounting Research Bulletins" and charges the excess of the repurchase cost over issuance price using the weighted average method to accumulated deficit. In the event that the repurchasing cost is lower than the issuance price, the Company credits the difference to additional paid in capital. As a result of the reissuance during the nine months ended September 30, 2003, the Company charged accumulated deficit in the amount of $ 1,679.




                             - - - - - - - - - - - -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

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

        We were incorporated in January 1992, commenced operations in October 1992 and commenced sales of our products in the fourth quarter of 1994. Before that time, our operations consisted primarily of research and development and recruiting personnel. In 1995, we established a wholly owned subsidiary in the United States, RADVision Inc., which conducts our sales and marketing activities in North America. In 1997 we acquired RADVision B. V., a subsidiary in the Netherlands, which conducts our marketing activities in Europe. In 2000, we established a wholly owned subsidiary in the Hong Kong, RADVision HK Ltd, which conducts our marketing activities in Asia Pacific. In 2001, we established a wholly owned subsidiary in the United Kingdom, RADVision (UK) Ltd, which conducts our marketing activities in England.

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

        Revenues from products sales are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," ("SAB No. 101"), when the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. We have no obligation to customers after the date on which products are delivered. Revenues from maintenance and updates are recognized over the term of agreement.

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

Results of Operations

        The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:

                                           Three months         Nine months
                                        ended September 30, ended September 30,
                                        ---------------------------------------
                                           2002      2003     2002      2003
                                           ----      ----     ----      ----
                                                      (Unaudited)
Revenues
   Networking products.................   74.3%      75.4%    73.3%    73.0
   Technology products.................   25.7       24.6     26.7     27.0
   Total revenues......................  100.0      100.0    100.0    100.0
Cost of revenues
   Networking products.................   21.4       21.0     21.7     21.1

                                           Three months         Nine months
                                        ended September 30, ended September 30,
                                        ---------------------------------------
                                           2002      2003     2002      2003
                                           ----      ----     ----      ----
   Technology products.................    0.1        1.4      0.2      1.0
   Total cost of revenues..............   21.5       22.4     21.9     22.1
Gross profit...........................   78.5       77.6     78.1     77.9
Operating expenses
  Research and development.............   31.4       28.2     33.1     30.4
  Marketing and selling................   38.2       38.4     38.7     40.9
  General and administrative...........    8.8        7.8      8.8      8.2
 Total operating expenses..............   78.4       74.4     80.6     79.5
Operating income (loss)................    0.1        3.2     (2.5)    (1.6)
Financial income, net..................    5.2        3.8      5.9      4.6
Net income.............................    5.3        7.0      3.6      3.0


Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2003


        Revenues. Revenues increased from $12.2 million for the three months ended September 30, 2002 to $13.1 million for the three months ended September 30, 2003, an increase of $900,000 or 7.4%. Revenues from networking products increased from $9.0 million for the three months ended September 30, 2002 to $9.9 million for the three months ended September 30, 2003. Revenues from sales of our ViaIP product lines increased from $7.0 million for the three month period ended September 30, 2002 to $9.5 million for the three months ended September 30, 2003. Revenues from sales of our OnLan product line decreased from $1.7 million for the three months ended September 30, 2002 to $313,000 for the three months ended September 30, 2003 reflecting the growth trend in ViaIP product line sales, which eventually will replace the older OnLan product line.

        Revenues from technology products remained relatively constant at approximately $3.1 million for three month periods ended September 30, 2002 and 2003. Revenues from licenses and royalties totaled $1.5 million and $482,000 in the three months ended September 30, 2002 compared to $1.3 million and $570,000, respectively, in the three months ended September 30, 2003. Maintenance revenues declined from $1.2 million in the three months ended September 30, 2002 to $1.1 million in the three months ended September 30, 2003. Revenues from our professional services relating to research and development, which we began offering in the first quarter of 2003, accounted for $205,000 in revenues for the three months ended September 30, 2003.

        Revenues from sales to customers in the United States increased from $5.4 million, or 44.3% of revenues, for the three months ended September 30, 2002, to $6.7 million, or 51.1% of revenues, for the three months ended September 30, 2003, an increase of $1.3 million, or 24.1%. This increase in sales to customers in the United States was primarily attributable to increased market demand for our networking products in this region.

        Revenues from sales to customers in Europe decreased from $3.0 million, or 24.6% of revenues, for the three months ended September 30, 2002, to $2.6 million, or 19.8% of revenues, for the three months ended September 30, 2003, a decrease of $400,000, or 13.3%. This decrease in sales to customers in Europe was primarily attributable to the ongoing softness in enterprise spending in Europe.

        Revenues from sales to customers in the Far East decreased from $3.3 million, or 27.0% of revenues, for the three months ended September 30, 2002, to $3.1 million, or 23.7% of revenues, for the three months ended September 30, 2003, a decrease of $200,000, or 6.1%. This decrease in sales to customers in the Far East was primarily attributable to decreased market demand.

        Revenues from sales to customers in Israel increased from $500,000, or 4.1% of revenues, for the three months ended September 30, 2002 to $700,000, or 5.3% of revenues, for the three months ended September 30, 2003, an increase of $200,000, or 40%.

        Cost of Revenues. Cost of revenues increased from $2.6 million for the three months ended September 30, 2002 to $2.9 million for the 2003 period. Gross profit as a percentage of revenues decreased slightly from 78.5% for the three months ended September 30, 2002 to 77.6% for the three months ended September 30, 2003.

        Research and Development. Research and development expenses decreased from $3.8 million for the three months ended September 30, 2002 to $3.7 million for the three months ended September 30, 2003, a decrease of $122,000, or 3.2%. This decrease was primarily attributable to a decrease in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 31.4% for the three months ended September 30, 2002 to 28.2% for the three months ended September 30, 2003.

        Marketing and Selling. Marketing and selling expenses increased from $4.6 million for the three months ended September 30, 2002 to $5.0 million for the three months ended September 30, 2003, an increase of $380,000, or 8.2%. This increase was primarily attributable to increased sales efforts in the United States and Europe. Marketing and selling expenses as a percentage of revenues increased slightly from 38.2% for the three months ended September 30, 2002 to 38.4% for the three months ended September 30, 2003.

        General and Administrative. General and administrative expenses decreased from $1.1 million for the three months ended September 30, 2002 to $1 million for the three months ended September 30, 2003, a decrease of $51,000, or 4.6%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues was 8.8% for the three months ended September 30, 2002 and 7.8% for the three months ended September 30, 2003.

        Operating Income. We recorded operating income of $15,000 for the three months ended September 30, 2002 as compared to $413,000 for the three months ended September 30, 2003, principally as a result of our increased revenues in the three months ended September 30, 2003.

        Financial Income. We had financial income of $634,000 in the three months ended September 30, 2002 as compared to $499,000 for the three months ended September 30, 2003. Our interest income decreased due to lower prevailing interest rates. This income was principally derived from the investment of the proceeds of our March 2000 initial public offering and private placement.

        Net Income. Net income for the three months ended September 30, 2003 increased by 41% to $912,000 compared with net income of $649,000 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

        Revenues. Revenues increased slightly from $35.4 million for the nine months ended September 30, 2002 to $35.7 million for the nine months ended September 30, 2003, an increase of $316,000, or 0.9%. This increase was due to an increase in sales of networking products.

        Revenues from networking products increased from $25.9 million for the nine months ended September 30, 2002 to $26.1 million for the nine months ended September 30, 2003. Revenues from sales of our ViaIP product line increased from $19.3 million in the nine months ended September 30, 2002 to $23.0 million in the nine months ended September 30, 2003. The increase is in sales of ViaIP product line was offset by a decrease in OnLan product sales from $6.3 million for the nine months ended September 30, 2002 to $1.7 million for the nine months ended September 30, 2003. This decline was offset in part by $1.3 million of other product sales in the first quarter of 2003.

        Revenues from technology products increased from approximately $9.5 million for the nine month period ended September 30, 2002 to $9.6 million for the nine month period ended September 30, 2003. Revenues from licenses and royalties were $4.0 million and $1.4 million in the nine months ended September 30, 2002 and $3.7 million and $1.9 million respectively, in the nine months ended September 30, 2003. Maintenance revenues decreased from $4 million in the nine months ended September 30, 2002 to $3.5 million in the nine months ended September 30, 2003, which decline was offset in part by the initiation of our offering professional services with respect to research and development, which accounted for $606,000 in revenues in the nine months ended September 30, 2003.

        Revenues from sales to customers in the United States decreased from $19.8 million, or 55.9% of revenues, for the nine months ended September 30, 2002, to $17.6 million, or 49.3% of revenues, for the nine months ended September 30, 2003, a decrease of $2.2 million, or 11.1%. This decrease in sales was primarily attributable to the ongoing softness in enterprise spending in the first six months of 2003 in the United States.

        Revenues from sales to customers in Europe increased from $6.6 million, or 18.6% of revenues, for the nine months ended September 30, 2002, to $7.3 million, or 20.4% of revenues, for the nine months ended September 30, 2003, an increase of $0.7 million, or 10.6%. This increase in sales was primarily attributable to the FastWeb sale in the first three months of 2003.

        Revenues from sales to customers in the Far East increased from $7.4 million, or 20.9% of revenues, for the nine months ended September 30, 2002, to $9.3 million, or 26.0% of revenues, for the nine months ended September 30, 2003 an increase of $1.9 million, or 25.7%. This increase in sales was primarily attributable to increased sales efforts.

        Revenues from sales to customers in Israel remained relatively constant at $1.6 million for the nine months ended September 30, 2002, and 2003.

        Cost of Revenues. Cost of revenues increased from $7.7 million for the nine months ended September 30, 2002 to $7.9 million for the nine months ended September 30, 2003, an increase of $147,000, or 1.9%. Gross profit as a percentage of revenues decreased slightly from 78.1% for the nine months ended September 30, 2002 to 77.9% for the nine months ended September 30, 2003.

        Research and Development. Research and development expenses decreased from $11.7 million for the nine months ended September 30, 2002 to $10.9 million for the nine months ended September 30, 2003, a decrease of $873,000, or 7.4%. This decrease was primarily attributable to a decrease in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 33.1% for the nine months ended September 30, 2002 to 30.4% for the nine months ended September 30, 2003.

        Marketing and Selling. Marketing and selling expenses increased from $13.7 million for the nine months ended September 30, 2002 to $14.6 million for the nine months ended September 30, 2003, an increase of $909,000, or 6.6%. Marketing and selling expenses as a percentage of revenues increased from 38.7% for the nine months ended September 30, 2002 to 40.9% for the nine months ended September 30, 2003.

        General and Administrative. General and administrative expenses decreased from $3.1 million for the nine months ended September 30, 2002 to $2.9 million for the nine months ended September 30,

2003, a decrease of $169,000, or 5.4%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues was 8.8% for the nine months ended September 30, 2002 and 8.2% for the nine months ended September 30, 2003.

        Operating Loss. Our operating loss decreased from $859,000 for the nine months ended September 30, 2002 to $557,000 for the nine months ended September 30, 2003 as we achieved operating income of $413,000 in the third quarter of 2003.

        Financial Income. Financial income decreased from $2.1 million for the nine months ended September 30, 2002 to $1.6 million for the nine months ended September 30, 2003 principally as a result of the decreased interest income we derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our interest income decreased due to lower prevailing interest rates.

        Net Income. Net income for the first nine months of 2003 was $1.1 million compared with net income of $1.2 million for the first nine months of 2002.

Liquidity and Capital Resources

        From our inception until our initial public offering in March 2000, we financed our operations through cash generated by operations and a combination of private placements of our share capital and borrowings under lines of credit. Through December 31, 1999, we raised a total of approximately $12.2 million in aggregate net proceeds in four private placements. In March 2000, we sold 4,370,000 of our ordinary shares in an initial public offering and 590,822 ordinary shares in a private placement. We received net proceeds of $89.2 million from the public offering and private placement. As of September 30, 2003, we had approximately $17.5 million in cash and cash equivalents, $37.5 million in short term investments and our working capital was approximately $47.2 million. Taking into account long-term liquid investments, we had $94.5 million in cash and liquid investments as of September 30, 2003.

        Net cash generated from operating activities was approximately $4.8 million for the nine months ended September 30, 2003. This amount was primarily attributable to a $3.7 million decrease in trade receivables, depreciation expenses of $1.7 million and an increase of $1.9 million in deferred revenues. These increases in cash generated by our operating activities were offset in part by a $2.0 million decrease in trade payables.

        Net cash used in investing activities was approximately $3.0 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, $1.2 million of cash used in investing activities was for purchases of property and equipment.

        Net cash received from financing activities was $1.8 million for the nine months ended September 30, 2003.

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

        On August 28, 2002, we announced that our board of directors had authorized the repurchase of up to $10.0 million or 2 million of our ordinary shares in the open market from time to time at prevailing market prices. During April 2003, we started to repurchase our ordinary shares based on the instruction of our board of directors. As of September 30, 2003, we have purchased 14,000 ordinary shares at a total cost of $78,000, or an average price of $5.55 per share.

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

        The weighted-average interest rate on investment securities held at September 30, 2003 was approximately 2.48% as compared to 3.25% at December 31, 2002. The fair market value of cash equivalents and liquid investments held at September 30, 2003 was $94.5 million.

Item 4. Controls and Procedures
        -----------------------

        Within the 90-day period prior to the filing of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

        Our company also maintains a system of internal accounting controls that is designed to provide assurance that its assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended September 30, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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



        The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending September 30, 2003. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.



                                          Direct or indirect payments to persons
                                              other than affiliated persons
                                              -----------------------------


                                                   $6,118,000
  Underwriting discounts and commissions .
  Finders' fees ..........................            550,000
  Expenses paid to or for underwriters....             41,290
  Other expenses .........................          2,241,113
                                                    ---------
  Total expenses .........................         $8,950,403
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

        None

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits

          31.1 Certification by Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

          32.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

        An 8-K bearing the cover date of July 15, 2003 with respect to a press release announcing the Registrant's second quarter earnings was filed on July 15, 2003.

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

                                            RADVISION LTD.
                                              (Registrant)



                                             /s/Gad Tamari
                                             -------------
                                             Gad Tamari
                                             Chief Executive Officer



                                            /s/Tsipi Kagan
                                            --------------
                                            Tsipi Kagan
                                            Chief Financial Officer


Date:  November 10, 2003