Form 10-K
period 2003-12-31
RADVISION LTD
filed 2004-03-15
CIK 1105519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

                                    ---------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not applicable. See Preliminary Notes on page i.)

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

        As of March 9, 2004, 19,344,849 ordinary shares of RADVISION Ltd. were outstanding (not including treasury shares). The aggregate market value of the ordinary shares held by non-affiliates was approximately $63.9 million.

                                   -----------


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS


PART I.........................................................................1


   Item 1.  Business...........................................................1
   Item 2.  Properties........................................................33
   Item 3.  Legal Proceedings.................................................33
   Item 4.  Submission of Matters to a Vote of Security Holders...............34

PART II.......................................................................35

   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters...............................................35
   Item 6.  Selected Financial Data...........................................39
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of  Operations........................................40
   Item 7A. Qualitative and Qualitative Disclosures About Market Risk.........52
   Item 8.  Financial Statements and Supplementary Data.......................53
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................53
   Item 9A. Controls and Procedures...........................................53

PART III......................................................................54

   Item 10. Directors and Executive Officers of the Registrant................54
   Item 11. Executive Compensation............................................63
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management........................................................68
   Item 13. Certain Relationships and Related Transactions....................70
   Item 14. Principal Accountants Fees and Services...........................71

PART IV.......................................................................73

   Item 15.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.........................................................73

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

                                     PART I


Item 1.        Business

General

        We were incorporated under the laws of the State of Israel in January1992, commenced operations in October 1992 and commenced sales of our products in the fourth quarter of 1994. Before that time, our operations consisted primarily of research and development and recruiting personnel. We are a public limited liability company under the Israeli Companies Law 1999 and operate under this law and associated legislation. Our registered offices and principal place of business are located at 24 Raoul Wallenberg Street, Tel Aviv 69719, Israel. Our address on the Internet is www.radvision.com. The information on our website is not incorporated by reference into this annual report.

        With over a decade in business, RADVISION is the industry's leading provider of high quality, scalable and easy-to-use products and technologies for videoconferencing, video telephony, and the development of converged voice, video and data over IP and 3G networks. Hundreds of thousands of end-users around the world today communicate over a wide variety of networks using products and solutions based on or built around RADVISION's multimedia communication platforms and software development solutions.

        We have approximately 450 customers worldwide including Alcatel, Cisco, FastWeb, NTT/DoCoMo, Philips, Panasonic, Samsung, Shanghai Bell, Siemens, Sony and Tandberg.

        In the beginning of 2001, we created two separate business units corresponding to our two product lines to enable our product development and product marketing teams to respond quickly to evolving market needs with new product introductions.

        Our Networking Business Unit, or NBU, offers one of the broadest and most complete set of multimedia communication and videoconferencing network solutions for IP, ISDN, SIP and 3G-based networks, supporting most end points in the industry today. These products are sold primarily to resellers and OEMs who use this infrastructure to develop and install advanced IP and ISDN-based communication systems for enterprise customers. The NBU also provides service providers, both 3G wireless and wireline, with integrated solutions that enable the delivery of converged IP-based multimedia streaming and video telephony applications to corporate customers as a managed service, residential broadband customers, and 3G subscribers worldwide.

        Our Technology Business Unit, or TBU, is a one-stop-shop of voice and video over IP and 3G Development toolkits. The TBU provides protocol development tools and platforms, as well as associated solutions such as testing platforms and IP phone toolkits that enable equipment vendors and service providers to develop and deploy new IP and 3G-based converged networks, services, and technologies. Our TBU also provides professional services to our customers, assisting them to integrate our technology into their products.
RADVISION's TBU
solutions include developer toolkits for SIP, MEGACO/H.248, MGCP, H.323, and 3G-324M. It also includes RADVISION's ProLab(TM) Test Management Suite and IP phone toolkit. Today you may find RADVISION toolkits implemented in a wide range of environments from chipsets to simple user devices like IP phones, and from integrated video systems through carrier class network devices like gateways, switches, soft switches and 3G multimedia gateways.

Our Strategy

        Our goal is to be the leading provider of innovative products and technologies that enable real-time multimedia collaboration (voice, video and data) communication over packet networks. We provide solutions at every level - protocol developer toolkits, professional services, network infrastructure, and even integrated solutions that compliment the communication solutions of other vendors such as those from Cisco and Microsoft. We believe that the combination of offering IP-centric networking products and software toolkits uniquely positions us as a key enabling vendor in the evolution of IP communication. Both of our product lines are essential for building IP networks that support real time voice and video communication with full interoperability with legacy ISDN/PSTN networks and technologies. Key elements of our strategy include the following:

     o Maintain and Extend our Technology Leadership. We believe that we have established ourselves as a technology leader in providing core-enabling technology for a broad range of IP and 3G communication products and services, such as our announcement in 2003 of support for SIP in our infrastructure products - one of the first in the industry to do so. We have accumulated extensive knowledge and expertise as designers and developers of commercial products and technology for real-time packet-based communication. We place considerable emphasis on research and development to expand the capabilities of our existing products, to develop new products and to improve our existing technology and capabilities. We believe that our future success will depend upon our ability to maintain our technological leadership, to enhance our existing products and to introduce on a timely basis new commercially viable products addressing the needs of our customers. We intend to continue to devote a significant portion of our personnel and financial resources to research and development.

     o Enable the Migration of Visual Communication from the conference room (videoconferencing) to the desk top, the home, and on the road over 3G (video telephony and multimedia communication). We have been working with leading technology vendors such as Cisco and Microsoft as well as aggressively developing partnerships with broadband and wireless service providers to transform videoconferencing from a meeting room application to a new mode of personal communication.

     o Strengthen and Expand our Relationships with OEM Customers. We have established and continue to maintain collaborative working relationships with many OEMs in the IP communication market, including Cisco, Samsung, Siemens, Sony and Tandberg. We work closely with our OEM customers to integrate our products and core technology into their solutions. Our core technology and our system design expertise enable us to assist these customers in the development of complete solutions that contain enhanced features and functionality compared to competitive alternatives. We strive to establish long-term relationships with our OEM customers by starting with a few products and subsequently expanding these relationships by increasing the number and range of products sold to these customers. We intend to expand the depth and breadth of our existing OEM relationships while initiating similar new relationships with leading OEMs focused on the IP communication market.

     o Become a Key Enabling Technology Solution for IP Communication. We continue to strive to ensure that our infrastructure solutions are key enabling components in larger solution vendors' portfolios. To that end, in 2003, we announced that our viaIP multimedia communication platform supports multipoint and multidevice functionality within Microsoft's Office Live Communication Server 2003 platform for desktop communication. Additionally, RADVISION is the key enabling technology in a number of telecom equipment vendors' 3G communication platforms - enabling real-time multimedia services.

     o Continue to Offer New and Enhanced Products and Features. We believe we have consistently been either first, or among the first, to market products that support real-time voice, video and data communication over packet networks. We were the first-to-market with IP gateways that provide combined voice, video and data functionality, first to market with software development kits for the development of H.323-compliant IP communication products and applications, and this year, the first to announce support for SIP (Session Initiation Protocol) in our infrastructure platform. We intend to utilize our technological expertise as a basis for market leadership by striving to be first-to-market with new and enhanced products and features that address the increasingly sophisticated needs of our customers and the evolving markets they serve. In addition, we believe that our participation in the drafting of industry standards gives us the ability to quickly identify emerging trends enabling us to develop new products and technologies that are at the forefront of technological evolution in the IP communication industry.

        In 2003, our TBU expanded its product offering to include a new direction for our company with the first of our toolkits that not only provide protocol developer suites but actual reference designs. The first product is an IP Phone toolkit, which provides all the functionality and call control, as well as supporting multiple signaling protocols, that enables developers to more easily develop IP phones. Additionally, in 2003, we announced a number of upgrades to our toolkits to maintain our lead in supporting the latest versions of signaling standards. TBU also announced in 2003 that it had ported its developer solutions to a number of new emerging platforms including Linux and an embedded chip operating system. Finally, in 2003 we launched our Professional Services division, which features a team of highly skilled developers who are available to assist clients in developing products using RADVISION toolkits and protocol stacks. These introductions have helped us maintain our position as the premier, one-stop-shop for all voice and video technologies over IP and 3G. We also believe that they reinforce RADVISION's leadership position as a protocol toolkit technology expert.

        In 2003, our NBU introduced a number of very significant new technologies and platforms for videoconferencing and multimedia communication. These introductions included an MCU version 3.2 (Multipoint Conferencing Unit) which broke ground in both price and performance as well as in its support of SIP and the new H.264 compression standard. We also introduced new versions of our INVISION platform for enterprise communication as well as new scheduling and network management tools. Finally, and perhaps most importantly, we announced full support of Microsoft's Live Communication architecture, a powerful new desktop communication architecture for converged voice, video, and data collaboration

        We expect to continue to introduce new or enhanced products in 2004, including upgrades to our software toolkits and improvements to our videoconferencing and multimedia communication product lines that include added functionality. In addition, we plan to:

     o Deepen the Distribution Channels for our Products. We intend to continue to focus our sales and marketing efforts on deepening the relationship with our distribution channels. Channel partners provide us feedback from their customers, the end-users of our products, which gives us valuable insight into evolving industry trends and customer requirements. OEMs, resellers and systems integrators are all important channel partners for our products. They provide us with increased market presence through their distributor relationships and existing customer base. In addition, endorsements by key channel partners strengthen our brand name awareness.

     o Leverage Service Provider Opportunities. We are working closely with telecom equipment provides, 3G mobile carriers, and wireline service providers to enable multimedia communication in the home and on the road. We are seeing initial success and expect to continue to help grow that market - particularly in the 3G space where we are in several active trials globally.

     o Enable Desktop Conferencing and Communication Through Strategic Partners. We will continue our efforts to maintain our position as a key enabling solution provider for major vendors' activities to drive visual communication beyond the meeting room and onto the desktop. We intend to strengthen our relationship with Microsoft and its sales channels. We also expect to leverage our close relationship with Cisco and what they are doing in enterprise video telephony by virtue of our AVVID certification announcement in early 2004.

     o Continue our Active Involvement in Shaping Industry Standards for IP Communication. We actively participate in and contribute to the formulation of standards for IP communication. We intend to continue our active involvement in the organizations that define the standards for real-time communication over next generation packet networks. Our knowledge and expertise gained in participating in the development of these industry standards enable us to be among the first to market our products and technology based on new standards adopted. We are continually improving, enhancing and expanding our core competency in real time IP communication protocols including H.323, SIP, MGCP and MEGACO. Because of our involvement in defining these IP communication standards, we believe that we are well-positioned to quickly develop enhanced functionality and new products based on multiple protocols.

        The following discussion of our business is separated into two sections: the first addresses our videoconferencing network infrastructure section, or NBU, and the second addresses our software developer toolkit business, or TBU. In each section we will provide an overview of our products, our competitive advantage, and industry trends that are beneficial to our business.

Networking Business Unit

NBU Products

        RADVISION's award-winning multimedia communication and videoconferencing network infrastructure products provide both the platform and applications to enable advanced conferencing and collaboration functionality between any video-enabled device, such as a meeting room and desktop videoconferencing end point, with other telephony and videoconferencing systems. Regardless of the communication network used, from IP and SIP to ISDN and next generation 3G, institutions, enterprises, and service providers can use the RADVISION solution to create high quality, easy-to-use voice, video, and data communication and collaboration environments.

        RADVISION's core infrastructure solution is viaIP, a customizable, scalable array of ports, management solutions, and custom functionality with which customers can design and quickly deploy a highly configured, highly scalable visual communication network ideal for each client's unique needs. With the viaIP product line the customer simply chooses the ideal port configuration, management solution and additional applications and the entire solution is delivered in an integrated chassis.

        Within the viaIP product line we offer INVISION, a plug-and-play line of videoconferencing network appliances targeted at the enterprise. INVISION offers an off-the-shelf, completely pre-configured solution with all the functionality of a complete IP/ISDN videoconferencing infrastructure, from centralized management and multipoint conferencing to gateway services and value-added applications, in an integrated, easy-to-order and easy-to-install device.

        To complement the viaIP product, we offer our iVIEW family of management applications for every videoconferencing need, including robust network management and intuitive conference scheduling.

        The viaIP offers a customizable solution to layer video, voice, and data collaboration onto a customer's network. Key components of the solution include:

     o Gateways - Provide videoconferencing interoperability between IP, circuit-switched ISDN and next generation 3G end points and networks.

     o Gatekeepers - Control, manage, and monitor real-time voice, video and data traffic over the visual communication networks.

     o Conferencing Bridges (or multipoint conferencing units/MCUs) - Enable voice or multimedia conferencing over packet and ISDN networks among three or more participants.

     o Data Collaboration Servers - Enable conference participants to collaborate and share applications. Allow users to view diagrams, graphic presentations and slide lectures simultaneously with other videoconferencing participants. The DCS also makes possible text chats, whiteboard exchanges, and rapid file transfers during multipoint videoconferences of three or more participants.

        See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for financial information relating to our NBU.

NBU Product Benefits

        While our products thoroughly support ISDN, we believe that the principal competitive advantage of our family of solutions is our IP expertise. Our products are the leading visual communication infrastructure solutions in the industry today by virtue of our unmatched technological innovation in five key areas:

        Native IP Routing. All competing solutions come from the legacy ISDN world, with an ISDN-based switching fabric (TDM backplane). This means that for an IP end point to IP end point session, every IP stream has to be translated to "ISDN" in order to be switched by the system, and then translated back to IP to be forwarded on. In contrast, we offer an IP backplane, meaning IP sessions are routed natively, with no translation. RADVISION solutions all perform flawlessly in supporting ISDN-only or hybrid IP/ISDN networks, providing an ideal platform as a network migrates from ISDN to IP while preserving the customer's earlier investment in legacy equipment.

        Distributed Architecture. The capacity of the viaIP400 is unmatched in the industry. Because of its unique architecture, the viaIP system is not limited to a single chassis. As a result, a single MCU (multiconferencing unit) can support up to six gateway boards, achieving a capacity of up to 600 hundred simultaneous calls on the same chassis and limitless calls on a stacked multi-chassis system. Additionally, due to the system's IP architecture, the entire infrastructure does not need to be mounted in a single integrated rack but can be distributed throughout a network. By distributing intelligence throughout the network, the enterprise benefits with increased redundancy, network traffic optimization, resource management, and high scalability.

        Full Protocol Support. In addition to supporting both ISDN and H.323, our solution also supports SIP and 3G-324M - two emerging protocols for desktop and mobile communication.

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

        Advanced Chips Provide Superior Performance and Functionality at a Lower Cost. As an IP-centric platform with ISDN interworking, the RADVISION solution is able to take advantage of the advances in integrated IP multifunction chip technology. The system's on-board CPU is a PPC 400Mhz. We also use Texas Instrument's revolutionary C6x programmable 100Mhz chipset for call functionality.

        IP Protocol Expertise. RADVISION is a leader in developing and delivering advanced voice and video protocols over IP networks, primarily H.323 and SIP. As a result, our solutions support the most recent versions of each of the signal protocols with the associated features they enable. Also, as most IP videoconferencing endpoints in the market use RADVISION protocol stacks, our solutions are completely interoperable with virtually every standards-based end point on the market today.

        Specific Breakdown of Features and Functionality

     o Greater port density for IP video and voice calls - The RADVISION platform supports 48 IP video calls at 384Kbps and 150 voice calls on a single MCU card.

     o Powerful Price/Performance - RADVISION doubled the port capacity of 768 Kbps calls in its MCU without any associated increase in product list price. The new list price for a 768 Kbps call now starts at $1,354 per port - a new benchmark in the industry.

     o Number of conferences - A conference with RADVISION is a logic entity. As such, there can be as many conferences as the number of calls to the MCU.

     o    Multiple layouts - RADVISION supports a maximum of 23 layouts.

     o In addition to ISDN (H.320) and IP (H.323, SIP), RADVISION's platform also supports a wide variety of additional voice and video protocols, including MEGACO and 3G-324M (for 3G wireless videoconferencing).

Visual Communication Market Trends

        Evolution in the Way People Communicate. With the need for greater efficiency and the importance of accurate communication, companies are turning to new ways of communicating to enable remote parties to interact as if they were in the same room. Conference calls and e-mail usage have increased dramatically and Instant Messaging (IM) is being adopted increasingly in the enterprise and home. This trend to new forms of communication has also sparked enterprises to explore multimedia applications that provide advanced voice, video and data experiences to maximize information flow, whether in a group meeting or person to person.

        Major Vendors Providing Video Telephony and Desktop Multimedia Communications. 2003 saw the entry of Microsoft into the desktop multimedia communications space with the launch of its Live Communications server and Windows Messenger. It also saw Cisco's acquisition of Latitude and its flagship product MeetingPlace. Both of these architectures are for personal (desktop) multimedia conferencing and communications. RADVISION - due to its unique IP-based architecture and support of standards such as SIP - is in a strong position to provide complementary solutions and/or capitalize on the strong marketing and solution trends that these two large companies, as well as others in the industry, including Nortel with its own desktop solution, are offering to the IT manager and CEO/CIO/CTO.

        The Spread of Video Telephony Beyond the Enterprise and into the Home and on the Road. End users are beginning to use multimedia applications for their communication not only in the enterprise through meeting rooms and desktops, but also at home and on the road. RADVISION is experiencing this trend and is realizing sales from service providers as they are beginning to use our technology to deliver video telephony services to residential homes as just another broadband application like Internet access and video-on-demand. Additionally, 3G wireless providers are increasingly looking to deliver real-time multimedia content to their mobile subscribers. RADVISION is well suited to play a role in this market with its 3G-324M architecture and multimedia services support.

        The Evolution from ISDN to IP. Traditional (legacy) videoconferencing systems are ISDN-based. This means expensive technology, a separate high-speed line into the office for video only, and a separation between video running over ISDN and data running over IP. However, IP-based videoconferencing recently has been gaining greater acceptance. As companies put voice over their IP networks
(VoIP), they are also beginning to put video over their IP networks. RADVISION is the pioneer in videoconferencing over IP. Because its technology is sited in the core of the IP network, RADVISION's solutions enable network managers to leverage their installed high speed data networks, merge video with voice and data applications (running over the same IP connection) and centrally manage a host of video end points, from meeting room to desktop to PC based systems, and eventually to wireless video phones.

Technology Business Unit

        RADVISION's TBU provides standards-based toolkits and testing systems for the development of real-time voice, video and data communication solutions over packet networks and 3G networks.

TBU Products

        As a driving force behind evolving technologies of real-time IP communication, RADVISION is in the advantageous position of offering one of the most complete sets of Ensemble Development toolkits. RADVISION sells the core enabling technology for real-time IP and 3G-based communication in the form of software development kits. Communication equipment providers and developers seeking to create and market industry standard compliant IP telephony and multimedia products, systems and applications need core IP communication protocol software to develop their IP-centric solutions. The same holds true for developers of 3G-based multimedia solutions. Rather than dedicate in-house resources to developing this core technology, these providers seek to build upon RADVISION's proven enabling technologies.

RADVISION toolkits enable customers to focus on their core competencies and dramatically reduce the time to market of industry standard compliant IP communication products, systems and applications.

RADVISION SIP Development Toolkit

        SIP is a relatively new signaling protocol for initiating, managing and terminating voice and video sessions across packet networks. SIP was designed, from conception, for building high performance user agents. The "SIP toolkit" enables the development of products that require full user/agent functionality. The SIP Toolkit is designed to provide high scalability and extensibility for both small and large-scale projects. It enables the implementation of all types of feature rich SIP entities such as application servers, softswitches, IP-PBXs, gateways and conferencing bridges. RADVISION has developed a SIP Server toolkit to target the specific needs of customers developing infra-structure devices based on the SIP protocol.

RADVISION H.323 Development Toolkit

        H.323 is currently the most widely deployed standard for real-time IP communication. All components of an H.323-compliant network, including terminals, gateways, gatekeepers and conferencing bridges, use the H.323 protocol to communicate. RADVISION's H.323 software development kits provide developers with the core software building blocks needed to develop H.323-compliant products, systems and applications. The RADVISION H.323 software development kit is an integrated set of software programs that execute the H.323 protocol and perform the functions necessary to establish and maintain real-time voice, video and data communication over packet-based networks. The RADVISION
H.323 software development kits can be used to develop a broad spectrum of products, including gateways, gatekeepers, conferencing bridges, IP telephones and other H.323-compliant products.

RADVISION MGCP Development Toolkit

        Media gateway control protocol, commonly referred to as MGCP, provides functions that complement H.323 and has been developed for large packet networks operated by telecommunication carriers and service providers that require gateways that can support a high number of calls. MGCP is the protocol by which a centralized gateway controller communicates with and controls the numerous gateways throughout a packet network and manages the network traffic through those gateways. MGCP has been adopted by large telecommunication companies and Internet service providers as well as by cable television companies building IP communication solutions over their networks. The RADVISION MGCP software development kit is used to build MGCP compliant media gateways controllers and media gateways.

RADVISION MEGACO Development Toolkit

       MEGACO/H.248 is the official industry standard media gateway control protocol for large-scale IP-centric communication networks. Like MGCP, it is an internal protocol used between "intelligent" centralized gateway controllers and numerous "dumb" media gateways that handle voice and video media streams. The standard is the result of a unique collaborative effort between the IETF and ITU standards organizations. Derived from MGCP, MEGACO/H.248 offers several key enhancements including support for multimedia and conferencing calls, improved handling of protocol messages and a formal process for creating extensions to support advanced functionality. RADVISION's MEGACO/H.248 Toolkit includes a unique Media Device Manager to greatly simplify application development and reduce development time by eliminating the need for developers to write code for interpreting MEGACO/H.248 messages.

3G-324M Developer Toolkit

        There is a newly approved standard, called 3G-324M, which supports the real-time streaming of multimedia broadband wireless communication over 3G by routing traffic over the circuit switched network. Because it is circuit-switched based, the standard is well suited for streaming real-time multimedia. 3G-324M enables the development, deployment and support of a wide variety of delay-sensitive applications immediately. These include multimedia conferencing with other 3G mobile end points and wire lined H.323 or SIP terminals, video streaming, cell phone TV, video-on-demand (news, sports, etc.), and multimedia, multi-participant gaming, to name a few. RADVISION was one of the first companies to introduce a toolkit for the development of 3G-324M-based products.

IP Phone Toolkit

        RADVISION recently introduced a product for the manufacture of IP Phones. The toolkit bundles TBU toolkits along with call control and endpoint management software to provide an IP Phone application for any IP protocol (such as H.323 and SIP). RADVISION is working with key silicon manufacturers in the industry, including Texas Instruments, to provide pre-integrated packages including the IP Phone Toolkit running on the OEM's chipset platform.

RADVISION ProLab Test Manager

       RADVISION's ProLab is designed for debugging and simulating numerous testing scenarios. Based on RADVISION's award-winning SIP and H.323 Protocol Toolkit, this testing tool simulates a full VoIP network with a professional quality assurance laboratory, enabling developers or QA specialists to test SIP and H.323 version compliance, version upgrade compliance, stress and load. The ProLab(TM) Test Manager is a highly scalable tool designed to be aware of any changes to the SIP and H.323 standards. It provides the:

     o capability to run the same tests on the application each time the underlying protocol version is upgraded;

     o flexibility to mix and match scenarios to develop a broad range of testing possibilities; and

     o ability to define numerous scripts and scale up the test scenario by linking them as the test plan progresses.

        See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for financial information relating to our TBU business.

Professional Services

        Responding to requests from customers for assistance in developing specialized telecommunications products based on the RADVISION developer toolkit and reference design solution RADVISION initiated its Professional Services Division. This division offers a full range of consulting, engineering and software development services to support our customers in bringing innovative voice and video products to market on time using the RADVISION ENSEMBLE suite of developer toolkits and RADVISION's protocol and development expertise. Our Professional Services team handles the complete project life-cycle from design, throughout the product development, and even on-site deployment.

TBU Product Benefits

        Market Leading Technology for Standards - Based Real-time IP Communication. We were one of the original five members of the ITU-T committee responsible for defining the H.323 standard, which has been adopted worldwide for real-time packet-based communication. We believe our technology is recognized as the market-leading implementation of the H.323 industry standard for real-time voice, video and data communication over packet networks. We also believe that our technology is recognized as one of the market-leading implementations of the Session Initiation Protocol, or SIP, and other protocols such as MGCP and MEGACO/ H.248. We have been actively involved in the development of protocols for real-time communication since the inception of the industry in 1994 and believe that we were the first-to-market with enabling products and technology for voice, video and data communication over IP networks. We continue to be actively involved in the specification of evolving IP communication protocols and offer a complete suite of IP communication software toolkits to developers of IP-centric products, applications and services. We believe that our technology has become the technology of choice among developers of standards-compliant IP communication systems. Because we believe we were first to market and have achieved broad market penetration, our customers benefit from our ability to develop and provide them market-tested, proven products and technology. Using our products and technology, our customers can develop unique capabilities with increased functionality that will differentiate their IP communication solutions in the market. We believe that the accumulated knowledge that we have gained participating in the development of industry standards provides us with a competitive advantage, and positions us to be among the first to market products and technology based on the latest technological advances.

        Interoperability. We provide our customers with products and technology that are interoperable across a broad range of IP communication systems. Our products and technology have been integrated into IP communication systems developed by hundreds of communication equipment providers. Because our products and technology are broadly deployed across various segments of the IP communication industry, we believe that the interoperability of our products and technology with products from different vendors is virtually assured. We believe that our long-standing involvement in the definition of standards and accumulated experience with product development across our broad customer base provides us with a competitive advantage in addressing interoperability needs. We continue to participate actively in defining industry standards by working closely with industry consortia on a broad spectrum of IP communication protocols to ensure continued interoperability of our products and technology across multiple protocols.

        Real-time Voice, Video and Data Communication Functionality. We are one of the few companies that offer IP communication products which support both voice-only, as well as combined voice, video and data communication. We believe that this dual functionality is attractive to enterprises and service providers that seek a flexible IP communication solution, which can provide enhanced multimedia functionality in addition to IP telephony capabilities. We believe our products enable developers of IP communication solutions to offer features and functions generally unavailable in competitive solutions.

        Improved Time to Market. Our customers rely on our accumulated expertise with communication standards and core technology to significantly reduce their development cycle and improve time to market. Communication equipment providers seeking to market standards-compliant systems for real-time voice and video communication over packet and 3G networks require standards-compliant building blocks to develop their products. Implementing standards as deployable products and technology is a complex task that requires significant technical knowledge and expertise as well as substantial investments of time and resources. Our products and technology enable our customers to shorten their own development time by integrating our proven enabling products and technology into their solutions. Rather than dedicate in-house resources to implementing industry standards, these developers can use our products and technology and focus their core competencies on building enhanced systems, products and applications.

        Broad Range of Product Environments. Our products and technology provide our customers with flexibility to design individual products and applications or complete systems. Our customers can build a complete network solution for real-time IP communication using our full suite of products or integrate RADVISION products with their own products or other vendor products into their real-time IP communication solution. Similarly, our technology has been designed to enable the development of a broad range of products and applications, from those that can service single users, including hand held devices and residential IP phones, to multi-user products, like highly complex, powerful carrier class gateways. Taken together, our products and technology provide all of the key network components necessary to build a real-time IP communication solutions.

Industry Trends That Benefit RADVISION's Developer Toolkits:

Growth in Communication

        In the 1990's communication networks experienced dramatic growth in traffic. After a decline in growth in the last three years due to what we perceive as an industry trend, we believe this growth will resume within a few years due to a number of factors, including:

     o an increasing need for enterprises to expand their networks to enable them to send, access and receive information quickly, economically and globally;

     o an increasing use of the Internet and other packet networks for communicating and engaging in commercial transactions;

     o    an increase in available bandwidth at declining prices; and

     o the introduction of new voice, video and data communication services and applications.

Limitations of Traditional Networks

        Traditionally, circuit-switched networks have been the principal medium for the transmission of communication. Circuit-switched technology dedicates a circuit with a fixed amount of bandwidth for the duration of the connection, regardless of a user's actual bandwidth usage. The growth in data communication traffic, particularly the growth in the number of Internet users, has placed significant strains on the capacity of traditional circuit-switched networks. Circuit-switched networks were initially deployed to handle only voice communication. These networks were not designed to handle data efficiently and cannot scale cost-effectively to accommodate the growth in data traffic. Moreover, circuit-switched networks were built based on proprietary, complex technologies, which have historically limited the entrance of new competitors and hindered the development and introduction of new services.

Advantages of Packet-based Networks

        While circuit-switched networks were principally designed to handle analog voice traffic, packet-based networks were principally designed for transmitting digital information. Packet-based networks, including IP networks, transmit voice, video and data information in the form of small digital packages called packets. Voice, video and data packets are sent over a single network simultaneously and reassembled at the destination. Packet switching enables more efficient utilization of available network bandwidth than circuit-switching, allowing more calls to travel through a packet network at the same time. Moreover, packet networks allow for the cost-efficient expansion of capacity as communication traffic increases. In addition, packet networks are built using open standards, like IP, which promote competition by allowing different vendors to build products and applications that can interoperate with one another. By using packet technologies based on open standards, new services can be deployed rapidly and economically.

The Need for Products that Deliver Industry Standards for Real-time IP Communication

        Originally, enterprises and communication service providers deployed packet networks primarily for handling data traffic and not for real-time IP communication. Technical barriers initially hampered the use of packet networks for real-time communication. For example, packet networks were not designed to guarantee the sequential delivery of packets and packets could be lost. In addition, the time of delivery of packets was dependent upon the amount of packet traffic being transmitted over the network. For real-time communication, it is critical that the packets associated with a specific voice or video communication be transmitted in the correct sequence and in a timely manner. Early attempts at real-time IP communication solved these technical problems by using proprietary solutions developed by individual vendors. However, proprietary solutions from different vendors meant that different vendor products could not interoperate with one another.

        To enable the global deployment of real-time IP communication networks, industry standards and protocols were developed to promote interoperability of real-time communication over packet networks. H.323 is currently the most widely deployed protocol for real-time IP communication. H.323 was developed by a team of computing, telephony and networking experts under the auspices of the International Telecommunication Union, or ITU-T, a United Nations organization, with the goal of specifying a universal real-time standard that would ensure interoperability of rich-media communication on packet-based networks. H.323 provides the technical framework for developing standards-compliant products and systems for real-time voice and video communication over packet networks. All components of an H.323 compliant network, including terminals, gateways, gatekeepers and conferencing bridges, use the H.323 protocol to communicate.

        Additionally, many companies are beginning to develop SIP-based products. RADVISION is one of the leading vendors in this space, providing solutions for the development of SIP phones and devices, SIP servers and registrars, IP-PBX's and a wide variety of other SIP-based communication devices.

        Our leadership position stems from the pioneering work we began in 1993. We were the first to develop and demonstrate commercially viable technology for establishing real-time voice, video, and data on IP networks. Since our inception, we have been helping to develop the industry standards that are driving the emergence and growth of the use of packet networks for real-time communication. RADVISION was an original member of the ITU (International Telecommunication Union) team that defined the H.323 standard, and we continue to work closely with the ITU, the IETF, IMTC, and other industry consortia to define a broad spectrum of IP telephony protocols for voice and video communication including, Session Initiation Protocol (SIP), Media Gateway Control Protocol (MGCP) and MEGACO/H.248.

        Our protocol toolkits provide the underpinning technology required for the rapid development of next generation products and applications for real-time VoIP. Industry giants and emerging technology companies use our family of IP communication protocol toolkits to reduce their time to market for developing interoperable, standards-compliant V2oIP products, applications and services. Today you will find RADVISION protocols implemented in a wide range of environments from chipsets to simple user devices like IP phones and video systems through carrier class network devices like gateways, switches and softswitches.

Growth in Real-time Voice and Video IP Communication

        Due to the inherent benefits of packet networks and the advent of new technologies and standards that have enabled real-time communication over these networks, the use of packet networks for real-time voice, video and data communication is expected to grow dramatically. This anticipated growth in real-time IP communication is expected to be driven primarily by enterprises and communication service providers migrating to packet networks. As enterprises move from centralized organizations to distributed networks of employees, customers, suppliers and business partners, they require more effective communication capabilities to support their operations and remain competitive in a global and rapidly changing market. Packet networks are well suited for enterprises because they provide enterprises with the following advantages:

     o cost-effective increases in capacity to meet increasing communication traffic demands;

     o support for new communication applications, like video conferencing and data collaboration, for improved workforce productivity;

     o    interoperability  with  different  network   configurations  of  their
          customers, suppliers and partners; and

     o cost savings associated with simplified network management resulting from creating a single network that handles all communication, rather than having to maintain separate telephone and computer networks.

        Communication service providers have also begun to deploy packet networks in an effort to compete more effectively in a deregulated market. Global deregulation and rapid technological advances have resulted in the emergence of many new communication service providers, increased competition among traditional telecommunication carriers, lower prices, innovative new product and service offerings and accelerated customer turnover. To remain competitive, communication service providers must be able to develop and introduce new services to differentiate themselves in the market and attract and maintain customers. Packet networks are well suited to accomplish these objectives because they enable the rapid deployment of new and differentiated solutions. In addition, packet-based technology allows new competitors to enter the market quickly without substantial investment in infrastructure.

Broadband Wireless

        There has been a tremendous rush to acquire and roll out 3G broadband wireless services in key markets. While these efforts have slowed significantly in North America, Asia has already rolled out its first WCDMA network and Europe is close behind.

        Both 3G standards bodies, 3GPP and 3GPP2, envision 3G as running entirely over an IP-based communication network (the Internet). However, the prevailing business environment has pushed this vision out by quite a few years. The current telecom downturn may further extend the length of time until 3G is entirely IP-based.

        The main problem is that today's IP network (the Internet) is not sufficiently robust for delay sensitive applications and, in fact, will not be so until service providers move to IPv6 and SIP-based IP communication. IP, with its variant transmission delays (many hops routing and congestion effects) and packet overheads, is ill equipped at this time to provide high quality, real time multimedia delivery over 3G (WCDMA and CDMA2000) networks.

        While the vision of a true IP-based 3G network has been delayed, the promise of a feature-rich, multimedia wireless experience has not. This is due to the emergence of a standard, called 3G-324M, which addresses and supports the real-time streaming of multimedia broadband wireless communication by routing traffic over the circuit switched network. Being circuit-switched based, the standard has all the hallmarks of a protocol ideal for streaming real-time multimedia, including a fixed delay, low overhead of CODECS, and no IP/UDP/RTP header overheads.

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

Products and Technology Under Development

        We intend to capitalize upon our technological leadership in real-time IP communication and visual communication network appliance and functionality to develop new products and technology that meet the evolving needs of the IP, 3G, and visual communication market. Our future product and technology offerings are expected to include platforms and tools needed for creating value-added IP-centric enhanced services.

Customers

        We sell our NBU products to OEMs, systems integrators and value added resellers, or VARs. Our OEM customers purchase our products to integrate with products that they developed in-house to build complete IP communication solutions. Our systems integrator customers either purchase our full suite of products or integrate our individual products with products of other manufacturers to build complete IP communication solutions. Our VAR customers purchase our products to resell to end-users as separate units, or as part of a family of related product offerings, either under our RADVISION label or under their private label.

        We sell our TBU products in the form of software development kits directly to developers of IP communication products, systems and applications for developing their own IP communication solutions based on our core enabling technology.

        The following is a representative list of our customers who purchased more than $250,000 of our products or technology during the year 2003:

        Networking Products

                      ADL                                 NTT - ME Corp.
                      Aethera Ltd.                        Macnica
                      Alcatel Ltd.                        Orient
                      Broadreach                          ReView Video
                      Cisco Systems                       Shanghai Foreign
                      Computer Assets                     Shanghai New Long
                      Comverse Ltd.                       Shanghai Zijiang
                      Control Tech                        T2 Supply
                      Ericsson                            Target Sales
                      GBH                                 Telesat
                      H.S. Digital                        Teletron
                      HP                                  Tandberg
                      IT Telecom                          VTEL Inc.
                      Kasturi                             VCON Ltd.
                      MVC Mobile Video                    Wire One

        Technology Products

                      Cisco Systems                       NTT - ME Corp
                      E-soft                              Pannaway Tech
                      Iwatsu Nortel                       Siemens Ltd.
                      Nortel
Sales and Marketing

        Sales organization. We market and sell our products through multiple channels in North and South America, Europe, the Middle East and the Far East. Our networking products are sold to end-users principally through indirect channels by OEMs, system integrators and value added resellers. We market and sell our technology products, primarily in the form of software development kits, directly to developers of IP and 3G communication products and applications. In several countries in the Far East we sell our software development kits indirectly through local sales representatives.

        We currently have sales offices in the United States in New Jersey, California, Maryland and Texas. We also have sales offices in Tel Aviv, Israel, and marketing or representative/liaison offices in Hong Kong, China, the United Kingdom, Brazil, Japan and India. The geographic breakdown of our total sales for the year ended December 31, 2003 was 47.6% in North America, 27.7% in Europe and the Middle East and 24.7% in the Far East.

        We have dedicated sales teams to support our large strategic accounts as well as to identify potential strategic customers who would deploy our products on large scales and generate significant revenues for us.

        Marketing organization. Our marketing organization develops strategies and implements programs to support the sale of our products and technology and to sustain and enhance our market position as an industry leader. Our current marketing efforts include various sales and channel support programs designed to drive sales, and marketing communication programs designed to increase industry visibility, including press/analyst tours, trade shows and events, speaking engagements and ongoing interaction with analysts and the media as well as targeted marketing programs. Additional programs include technical seminars where customers and other industry participants are educated in real-time IP communication technology and the benefits of our products and technology. We also view our web site as an important marketing tool for lead generation, customer relations and to support our market position as the communication experts through quality content including providing information related to issues relevant to the communication industry, as well as important product and market trends.

        To reinforce and further strengthen our market position as a technology leader in the field of real-time IP, 3G and visual communication, we actively participate in key industry consortia and standards bodies. We are also active in defining and reviewing evolving IP communication standards that are being developed by international standards bodies including:

     o    the ITU-T, which has published the H.323 and MEGACO standards;

     o the Internet Engineering Task Force, or IETF, which has published the SIP and MEGACO standards;

     o CableLabs, an organization of cable operators, which is currently working on defining the MGCP standard;

     o IMTC, a global organization to promote interoperable multimedia communication solutions based on international standards; and

     o    We  regularly   participate  in   IMTC-sponsored   InterOP  events,  a
          vendor-neutral forum where IMTC members test the interoperability of their products.

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

        We provide global customer care and support for our products and technology. Our customer care and technical support teams are located in Tel Aviv, Israel, Glen Rock, New Jersey, Sunnyvale, California, Hong Kong and China and recently went to a 24x7x365 support timeline to better serve our networking customers who desire the expanded service. We assist our networking customers with the initial installation, set-up and training. In addition, our technical support team trains and certifies our networking customers to provide local support in each of the geographical areas in which our products are sold. In 2003, we developed and rolled out a customer support model where service contracts are mandatory for each new customer.

        In addition, customers who purchase our TBU software development kits generally request that we provide them with ongoing engineering and technical support services to integrate our technology into their products, although these services are not essential for the use of our software development kits. Our standard software development kit contract provides for one year of support services, renewable annually at the customer's option. Customers who have contracted for support services receive all relevant software updates and enhancements as well as access to our customer care and technical support teams.

        Additionally, in 2003, we launched our Professional Services Division, which provides development expertise to our TBU customers that might require not only our developer solutions/toolkits but also our deep protocol experience and development skill. In this case we work hand-in-hand with the customer throughout the entire process, providing a full range of consulting, engineering and software development services to support our customers in bringing innovative voice and video products to market on time using the RADVISION Ensemble suite of developer toolkits and RADVISION's protocol and development expertise. The Professional Services team handles the complete project life-cycle from design, throughout the product development, and even on-site deployment

Intellectual Property

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

Research and Development

        We place considerable emphasis on research and development to expand the capabilities of our existing products and technology, to develop new products and to improve our existing technologies and capabilities. We believe that our future success will depend upon our ability to maintain our technological leadership, to enhance our existing products and technology and to introduce on a timely basis new commercially viable products and technology addressing the needs of our customers. Our gross investment in research and development for the years ended

December 31, 2001, 2002 and 2003 was $17.9 million, $15.3 million and $14.6 million, respectively. We intend to continue to devote a significant portion of our personnel and financial resources to research and development. As part of our product development process, we seek to maintain close relationships with our customers to identify market needs and to define appropriate product specifications.

        As of December 31, 2003, our research and development staff consisted of approximately 114 employees. Our research and development activities are conducted at our facilities in Tel Aviv, Israel. To introduce new, high quality products, we deploy procedures for the design, development and quality assurance of our new product developments. Our team is divided according to our existing product lines. Each product line team is headed by a team leader and includes software or hardware engineers and quality control technicians.

Competition

        We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We believe that the main competitive factors in our market are time to market, product quality, features, cost, technological performance, scalability, compliance with industry standards and customer relationships.

        The principal competitors in the market for our products and software development kits currently include:

           Networking Products                     Software development kits
     --------------------------------------      -------------------------------


                                                 o    DynamicSoft Inc.
     o    Polycom Networks, a division
          of Polycom Inc., which was             o    Trillium Digital Systems,
          formerly known as Accord Networks           acquired by Continuous
                                                      Computing.
     o    Tandberg
                                                 o    Hughes Software Systems
     o    CUseeMe Networks Inc. (formerly
          known as White Pine Software Inc.,     o    DCL
          which merged with First Virtual
          Communication)                         o    Dylithium

    In the 3G market:                            o    In-house developers
     o    Erickson                                    employed by manufacturers
     o    Dylithium                                   of  telecommunication
                                                      equipment and systems

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

Employees

        As of December 31, 2003, we had 258 employees worldwide, of whom 114 were employed in research and development, 94 in sales and marketing, 30 in management and administration and 20 in operations. We have standard employment agreements with all of our employees located in Israel. Of our employees, 180 are based in Israel, 52 are based in the United States, 19 are based in Hong Kong and China and 7 are based in the United Kingdom.

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

Risks Relating to Our Business

Until 2001, we had a history of losses and we cannot assure you that we will continue to operate profitably in the future.

        Although we operated profitably in 2003 we cannot assure you that we will continue to operate profitably in the future. We incurred significant losses in every fiscal year from our inception until 1999, and we incurred operating losses in 2000 and 2001. As of December 31, 2003, our accumulated deficit was $6.5 million.

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

If the use of packet-based networks as a medium for real-time voice, video and data communication does not continue to grow, the demand for our products and technology will slow and our revenues will decline.

        Our future success depends on the growth in the use of packet-based networks, including the Internet and other IP networks, as a medium for real-time voice, video and data communication. If the use of packet-based networks does not expand, the demand for our products and technology will slow and our revenues will decline. Market acceptance of packet-based networks as a viable alternative to circuit-switched networks for the transmission of real-time voice and video communication is not proven and may be inhibited by concerns about quality of service and potentially inadequate development of the necessary infrastructure.

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

We have invested, and will continue to invest, in products and technology that comply with those industry standards that we believe have been, or will be, broadly adopted. If one or more alternative standards were to gain greater acceptance than the standards that we believe have or will be broadly adopted, sales of our products and technology might suffer.

        Currently, we offer networking products that comply with the H.323 industry standard for real-time voice, video and data communication over packet networks. During 2000, we expanded our enabling technology product family to include additional key IP protocols. Our current suite of IP communication protocol toolkits include H.323, SIP, MGCP, MEGACO and H.324M. We believe that IP networks will be designed with components built around each of these protocols. If these expectations ultimately prove to be incorrect, our investments may be of little or no value.

We rely on a small number of marketing partners who distribute our products either under our name or as private label products for a significant portion of our business.

        We rely in great measure on OEMs, systems integrators and value added resellers, or VARs, to sell our products. Our OEM customers purchase our products to integrate with products that they developed in-house to build complete IP communication solutions. Our systems integrator customers either purchase our full suite of products or integrate our individual products of other manufacturers to build complete IP communication solutions. Our VAR customers purchase our products to resell to end-users as separate units, or as part of a family of related product offerings, either under our RADVISION label or under their private label. If we are unable to maintain these marketing partners or obtain new marketing partners, our future revenues and profitability will be affected and we may lose market share.

Competition in the markets for our products and technology is intense. We may not be able to compete effectively in these markets and we may lose market share to our competitors.

        The markets for our products and technology are highly competitive and we expect competition to intensify in the future. We may not be able to compete effectively in these markets and we may lose market share to our competitors. The principal competitors in the market for our NBU products currently include Polycom Inc., which acquired Accord Networks Inc., First Virtual Communication, which merged with CUseeMe Networks Inc. (formerly known as White Pine Software Inc.). The principal competitors in the market for our TBU products currently include Hughes Software Systems, DynamicSoft, Dylithium, and in-house developers employed by manufacturers of telecommunication equipment and systems. Additional competitors may enter each of our markets at any time. Moreover, our customers may seek to develop internally the products that we currently sell to them and compete with us.

Major solutions providers who currently work with us might compete with us in the future.

        We currently provide our technology to major solutions providers including Cisco, Siemens, Microsoft and Tanldberg. If these providers choose to develop their own technologies, acquire technologies from our competitors, or acquire such competitors, our financial condition and operating results could be adversely impacted and we may face increased levels of competition from these major companies.

Our software development kit revenues will decrease if our customers choose to use source code that is available for free.

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

        Our products are designed to operate with local telephone systems throughout the world and therefore must comply with the regulations of the Federal Communication Commission and other regulations affecting the transmission of voice, video and data over telecommunication and other media. Each time we introduce a new product, we are required to obtain regulatory approval in the countries in which it is offered. In addition, we must periodically obtain renewals of the regulatory approvals for the use of our products in countries where we have already obtained approval. We cannot assure you that regulatory approval for our current products will be renewed or that regulatory approval for future products will be obtained. If we do not obtain the necessary approvals and renewals, we may be required to delay the sales of our products in those countries until approval for use is granted or renewed. This could result in decreased revenues.

Risks Relating to Our Location in Israel

Conditions in Israel affect our operations and may limit our ability to produce and sell our products, which could decrease our revenues.

        We are incorporated under the laws of Israel, and most of our offices and our production facilities are located in the State of Israel. As a result, the political, economic and military conditions in Israel directly influence us. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, financial condition and results of operations. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries in the region. While Israel has entered into peace agreements with both Egypt and Jordan and several other countries have announced their intentions to establish trade and other relations with Israel, Israel has not entered into any additional peace agreements with such countries or with Syria or Lebanon. Peace talks between Israel and the Palestinian Authority began in the early 1990s, but broke down in mid-2000. Attacks on Israel by Palestinian terrorists, and military responses by Israel, have accelerated considerably since late 2000. The continued hostilities between the Palestinian community and Israel and the failure to settle the conflict has had and continues to have a material adverse effect on the Israeli economy and may have a material adverse effect on our business and us. Further expansion of hostilities might require more widespread military reserve service by some of our employees, which may have a material adverse effect on our business. We cannot predict whether or when the peace process will resume, whether a full resolution of these problems will be achieved, the nature of any such resolution or the consequences that any of these factors may have on us.

The economic conditions in Israel have not been stable in recent years.

        As a result of political instability, the increased level of hostilities with the Palestinian Authority and the world-wide economic crisis in the high-tech and communication industries, the Israeli rate of economic growth deteriorated in 2001 and 2002, the Israeli currency was devalued and the rate of inflation increased. The Israeli Government has proposed certain budgetary cuts and other changes. Although with the assistance of the U.S. Government economic stability was reached in 2003 and the rate of inflation was negative for the first time in 2003 since the establishment of the State, we cannot assure you that the Israeli Government will be successful in its attempts to stabilize the Israeli economy or to maintain Israel's current credit rating. Should Israel's credit rating decline, the ability of the Israeli government to generate foreign financial and economic assistance may be adversely affected. Economic decline as well as price and exchange rate instability may have a material adverse effect on us.

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

        Most of our revenues are in dollars or are linked to the dollar, while a portion of our expenses, principally salaries and the related personnel expenses, are in new Israeli shekels, or NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation lags behind inflation in Israel. This would have the effect of increasing the dollar cost of our operations. In 1999 and 2000 while the rate of inflation was low, there was a devaluation of the dollar against the NIS. In the years 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation. In 2003 there was a devaluation of the dollar against the NIS. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation of the NIS against the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

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

        There is a risk that we will be classified as a passive foreign investment company, or PFIC. Our treatment as a PFIC could result in a reduction in the after-tax return to the holders of our ordinary shares and would likely cause a reduction in the value of such shares. For U.S. Federal income tax purposes, we will be classified as a PFIC for any taxable year in which either
(i) 75% or more of our gross income is passive income, or (ii) at least 50% of the average value of all of our assets for the taxable year produce or are held for the production of passive income. For this purpose, passive income includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of assets that produce passive income. If we were determined to be a PFIC for U.S. federal income tax purposes, highly complex rules would apply to U.S. Holders owning ordinary shares. Accordingly, you are urged to consult your tax advisors regarding the application of such rules.

        As a result of our substantial cash position, if the value of our stock declines, there is a substantial risk that we will be classified as a PFIC under the asset test described in the preceding paragraph. Based on an independent third party opinion, we believe that we were not deemed to be classified as a PFIC in 2002, and as a result of the increase in the value of our stock, we believe that we were not deemed to be classified as a PFIC in 2003. We have, however, no assurance that the U.S. Internal Revenue Services will accept this determination and there can be no assurance that we will not be classified as a PFIC in the future.

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

Item 2. Properties

        Our headquarters and principal administrative, finance, sales and marketing and promotion operations are located in approximately 60,079 square feet of leased office space in Tel Aviv, Israel at an approximate rental cost of $1,164,000 in 2003. The lease for our principal offices expires in June 2005. In the United States, we lease approximately 10,380 square feet of office space in Glen Rock, New Jersey expiring in July 2004 and approximately 3,156 square feet in Sunnyvale, California expiring in April 2004. We are in the final process of signing a lease expiring in September 2007 for a 11,605 square foot building in Fairlawn, New Jersey at a total annual rental of $191,499. We also lease approximately 2,651 square feet in Hong Kong expiring in May 2004 and approximately 800 square feet in the United Kingdom expiring in October 2005. The aggregate annual rent for our sales and service offices in the United States, Hong Kong, China and the United Kingdom was approximately $450,000 in 2003.

Item 3. Legal Proceedings

        In January 2001, we entered into an agreement with Zohar Zisapel Properties Inc. and Yehuda Zisapel Properties Inc. (entities that are wholly owned by Zohar Zisapel, our Chairman of the Board and a principal shareholder, and Yehuda Zisapel, a principal shareholder and our former Chairman, respectively) to lease approximately 24,000 feet square of office space in

Paramus, New Jersey for a period of 5 years, which space we subsequently surrendered. The parties disagreed as to the extent of damages caused by this action, if any. In December 2003, the parties proceeded to binding arbitration before Judge Robert E. Tarleton (retired) in Hackensack, New Jersey. The claim filed against us was in the range of $1,500,000 and appropriate provision was taken for such amount. Judge Tarleton issued his final ruling on February 12, 2004 stating the amount owed to Zisapel Properties is $400,000. This ruling will not have a negative impact on our financial condition or results of operations.

        Other than the above, we are not involved in any legal proceedings that are material to our business or financial condition. From time to time we receive requests from third parties to determine if we need to take out a license to certain technology for which such third party may hold a patent or other intellectual property right. We check such requests in the ordinary course of business.

        In 1998, Lucent sent correspondence to our affiliate, RAD Data Communication Ltd., alleging that some products manufactured by RAD and some of its affiliates, including us, infringe upon specified Lucent patents and offering to license these patents to RAD and its affiliates. In subsequent correspondence, RAD requested that Lucent specifically substantiate each allegation of infringement before RAD or any of its affiliates considers entering into any licensing arrangements. RAD has recently received further correspondence from Lucent in which Lucent has reiterated its claims. RAD does not believe Lucent has substantiated its claims and has communicated this belief to Lucent. RAD advises us that the alleged infringement claims are unresolved.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our ordinary shares have traded on the Nasdaq National Market under the symbol RVSN since our initial public offering on March 14, 2000. Since October 20, 2002, our ordinary shares have also traded on the Tel Aviv Stock Exchange.

         The following table sets forth, for the periods indicated, the high and low sale prices of our ordinary shares as reported by the Nasdaq National Market and the Tel Aviv Stock Exchange:

                        Nasdaq National Market           Tel Aviv Stock Exchange
                        ----------------------           -----------------------
                         High            Low              High              Low
                         ----            ---              ----              ---
2002
----
First Quarter.......     $7.90           $5.39           $  --             $ --
Second Quarter......      6.80            4.40              --               --
Third Quarter.......      5.45            4.05              --               --
Fourth Quarter......      6.71            4.48             5.95             4.70

2003
----
First Quarter.......     $7.70           $5.50            $7.16            $5.66
Second Quarter......      7.20            5.05             7.17             5.30
Third Quarter.......      9.00            6.50             8.99             6.81
Fourth Quarter......     13.26            7.81            12.97             7.99


        As of March 8, 2004 we had approximately 2,523 beneficial shareholders including 50 holders of record.

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


                                       Dividends not generated by an
                                           approved enterprise
                            ---------------------------------------------
                                 U.S. company
 Dividends generated by          holding 10% or              Other
 an approved enterprise        more of our shares          non-resident
------------------------    ------------------------   ------------------
           15%                        12.5%                    25%


        Under an amendment to the Inflationary Adjustments Law, non-Israeli corporations may be subject to Israeli taxes on the sale of publicly traded securities of an Israeli company, subject to the provisions of any applicable double taxation treaty.

Securities Authorized for Grant under Equity Compensation Plans

        The following table sets forth, for the compensation plans indicated, the number of securities to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price of outstanding options, warrants and rights and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2003:

                                                                                Number of
                                   Number of                                    securities
                                Securities to be      Weighted average     remaining available
                                  issued upon         exercise price of    for future issuance
                                  exercise of       outstanding options,       under equity
    Compensation Plans*       outstanding options    warrants and rights   compensation plans**
-------------------------     -------------------   --------------------   --------------------
1996 Stock Option Plan...            864,096               $13.79                      0

2000 Stock Option Plan...          3,890,760                $6.69                 50,098
                                   ---------                -----                 ------
Total....................          4,754,856                $7.98                 50,098

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

                                                                 For the account
                                               For the account    of the selling
                                               of our company       shareholder
                                               --------------       -----------

  Number of ordinary shares registered ....         4,370,000          N/A
  Aggregate offering price of shares
     registered ...........................       $87,400,000          N/A
  Number of ordinary shares sold ..........         4,370,000          N/A
  Aggregate offering price of shares sold..       $87,400,000          N/A

        The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending December 31, 2003. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.

                                                  Direct or indirect payments to
                                                  persons other than affiliated
                                                             persons
                                                 -------------------------------
                                                         $6,118,000
     Underwriting discounts and commissions
     Finders' fees                                          550,000
     Expenses paid to or for underwriters                    41,290
     Other expenses                                       2,241,113
                                                          ---------
     Total expenses                                      $8,950,403
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

                                                  Direct or indirect payments
                                                     to persons other than
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
 Temporary investments ......................                 N/A
 Other purposes .............................                 N/A



Issuer Purchase of Equity Securities

        The following table sets forth, for each of the months indicated, the total number of shares purchased by us or our behalf or any affiliated purchaser, the average price paid per share, the number of shares purchased as part of a publicly announced repurchase plan or program, the maximum number of shares or approximate dollar value that may yet be purchased under the plans or programs.

                                                             Total number of    Maximum number
                                                            shares purchased    of shares that
                                                               as part of         may yet be
                                                                publicly        purchased under
                       Total number of     Average price     announced plans     the plans or
   Period in 2003     shares purchased    paid per share       or programs         programs
   --------------     ----------------    --------------       -----------         --------
January..........               -                  -                   -           2,000,000
February.........               -                  -                   -           2,000,000
March............               -                  -                   -           2,000,000
April............          14,000              $5.55              14,000           1,986,000
May..............               -                  -                   -           1,986,000
June.............               -                  -                   -           1,986,000
July.............               -                  -                   -           1,986,000
August...........               -                  -                   -           1,986,000
September........               -                  -                   -           1,986,000
October..........               -                  -                   -           1,986,000
November.........               -                  -                   -           1,986,000
December.........               -                  -                   -           1,986,000


Item 6. Selected Financial Data

           The following selected consolidated financial data for and as of the five years ended December 31, 2003, are derived from our audited consolidated financial statements which have been prepared in accordance with U.S. GAAP. Our consolidated financial statements for the three years ended December 31, 2001 were audited by Luboshitz Kasierer, a member firm of Arthur Andersen, and our consolidated financial statements for the years ended December 31, 2002 and 2003 were audited by Kost Forer Gabbay & Kasierer (formerly Kost, Forer & Gabbay), a member of Ernst & Young Global, independent auditors whose report with respect to the years ended December 31, 2002 and 2003 appears in this Annual Report. A copy of the report issued by Luboshitz Kasierer for the year ended December 31, 2001 also appears in this Annual Report.

                                                    Year Ended December 31,
                                   ----------------------------------------------------------
                                       1999       2000         2001         2002       2003
                                       ----       ----         ----         ----       ----
                                             (in thousands, except per share data)
Consolidated Statement of
Operations Data:
Revenues.........................  $ 17,550     $ 45,911   $  46,227      $ 49,095   $ 51,304
Cost of revenues.................     2,853       11,446      10,362        10,946     11,351
                                      -----       ------      ------        ------     ------
Gross profit.....................    14,697       34,465      35,865        38,149     39,953
                                     ------       ------      ------        ------     ------
Operating expenses:
Research and development.........     7,667       14,263      17,933        15,338     14,573
Less participation by the Chief
  Scientist......................     1,097          353           -             -          -
                                      -----          ---         ---           ---        ---
Research and development, net....     6,570       13,910      17,933        15,338     14,573
Marketing and selling, net.......     9,502       17,358      16,735        18,624     19,969
General and administrative.......     1,426        3,458       4,438         4,098      4,040
Restructuring costs..............         -            -       3,023             -          -


                                                    Year Ended December 31,
                                   ----------------------------------------------------------
                                       1999       2000         2001         2002       2003
                                       ----       ----         ----         ----       ----
                                             (in thousands, except per share data)
Royalties to Chief Scientist.....         -        3,666           -             -          -
                                        ---        -----         ---           ---        ---
Total operating expenses.........    17,498       38,392      42,129        38,060     38,582
                                     ------       ------      ------        ------     ------
Operating income (loss)..........    (2,801)      (3,927)     (6,264)           89      1,371
Financial income, net............       105        4,176       4,652         2,667      2,130
                                        ---        -----       -----         -----      -----
Net income (loss)................  $ (2,696)    $    249   $  (1,612)     $  2,756   $  3,501
                                   ========     ========   =========      ========   ========
Basic net earnings (loss) per
ordinary share...................  $  (0.26)    $  0.014   $   (0.09)     $   0.15   $   0.19
Weighted average number of
ordinary shares..................    10,538       17,174      18,943        18,353     18,660
Diluted net earnings (loss) per
ordinary share...................  $  (0.26)    $  0.013   $   (0.09)     $   0.15   $   0.18
Weighted average number of
   ordinary  shares..............    10,538       19,873      18,943         18,983    19,963




                                                       As At December 31,
                                    ----------------------------------------------------------
                                       1999        2000         2001        2002       2003
                                       ----        ----         ----        ----       ----
                                                         (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents........  $  2,605     $ 41,617   $   6,717      $  13,825  $ 16,433
Working capital..................       814       73,660      53,377
                                                                             38,158    43,350

Total assets.....................    13,261      116,351      99,767        106,671   117,012
Total bank debt, less current
maturities.......................        67           19           -              -         -
Shareholders' equity.............     3,481       94,345      83,549         85,015    93,241


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

        The following discussion of our results of operations should be read together with our consolidated financial statements and the related notes, which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

        All of our revenues are generated in U.S. dollars or are linked to the dollar and a majority of our expenses are incurred in U.S. dollars. Consequently, we use the dollar as our functional currency. Transactions and balances in other currencies are re-measured into dollars according to the principles in Financial Accounting Standards Board Statement No. 52. Gains and losses arising from re-measurement are reflected in the statements of operations as financial income or expenses as appropriate.

Overview

        We are a leading designer, developer and supplier of products and technology that enable real-time voice, video and data communication over packet networks, including the Internet and other IP networks. We were incorporated in January 1992, commenced operations in October 1992 and commenced sales of our products in the fourth quarter of 1994. Before that time, our operations consisted primarily of research and development and recruiting personnel. In 1995, we established a wholly owned subsidiary in the United States, RADVISION Inc., which conducts our sales and marketing activities in North America.
We currently have sales offices in the United States and Israel and marketing, representative and liaison offices in Brazil, China, Hong Kong, India, Japan and the United Kingdom.

Critical Accounting Estimates

        We have identified the following policies as critical to the understanding of our financial statements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, inventory valuation, warranty and revenue recognition. Actual results could differ materially from these estimates. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

        Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the moving average method, inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence.

        Revenue Recognition. We recognize revenues in respect of products when, among other things, we have delivered the goods being purchased and we believe collectibility to be reasonably assured. We do not grant a right of return to our customers. We perform ongoing credit evaluations of our customers' financial condition and we require collateral as deemed necessary. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including the aging of our receivables, historical bad debt experience and the general economic environment. Management applies considerable judgment in assessing the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Warranty Reserves. Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end user customer. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Factors that may impact our warranty costs in the future include our reliance on our contract manufacturer to provide quality products and the fact that our products are complex and may contain undetected defects, errors or failures in either the hardware or the software. Warranty reserves amounted to $550,000 and $350,000 at December 31, 2003 and 2002, respectively.

Revenues

        We generate revenues from sales of our networking products that are primarily sold in the form of stand-alone products, and our technology products that are primarily sold in the form of software development kits, as well as related maintenance and support services. We generally recognize revenues from the sale of our products upon shipment and when collection is probable. Revenues generated from maintenance and support services are deferred and recognized ratably over the period of the term of service. We price our networking products on a per unit basis, and grant discounts based upon unit volumes. We price our software development kits on the basis of a fixed-fee plus royalties from products developed using the software development kits. We sell our products and technology through direct sales and various indirect distribution channels in North America, Europe, the Middle East and Far East. For the year ended December 31, 2003, approximately 46.2% of our revenues were generated in the United States.

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

        Financial income, net. Our financial income consists primarily of interest earned on bank deposits and other liquid investments, gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies into dollars and interest expense incurred on outstanding debt.

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

Results of Operations

        The following discussion of our results of operations for the years ended December 31, 2001, 2002 and 2003, including the percentage data in the following table, is based upon our statements of operations contained in our financial statements for those periods, and the related notes, included in this annual report:

                                              Year Ended December 31,
                                              -----------------------
                                              2001      2002     2003
                                              ----      ----     ----

Revenues..................................   100.0%    100.0%   100.0%
Cost of revenues..........................    22.4      22.3     22.1
Gross profit..............................    77.6      77.7     77.9
Operating expenses:
  Research and development................    38.8      31.2     28.4
  Marketing and selling, net..............    36.2      37.9     38.9
  General and administrative..............     9.6       8.4      7.9
  One time charge/repayment of future          6.5        -        -
    royalties.............................
 Total operating expenses.................    91.1      77.5     75.2
Operating profit (loss)...................   (13.5)      0.2      2.7
Financial income, net.....................    10.1       5.4      4.1
                                              ----       ---      ---
Net income (loss).........................    (3.4)%     5.6%     6.8%
                                             =======    =====    =====

Year Ended December 31, 2003 as Compared with Year Ended December 31, 2002

        Revenues. Revenues increased 4.5% from $49.1 million for the year ended December 31, 2002 to $51.3 million for the year ended December 31, 2003. This increase was due to increased sales of networking products. Revenues from networking products increased 4.7% from $36.3 million for the year ended December 31, 2002 to $38.1 million for the year ended December 31, 2003. The increase in revenue from networking products is attributable to an increase in demand for these units as customers moved from integrated services digital networks, or ISDN, to IP-based networks. Revenues from technology products increased 3.8% from $12.8 million for the year ended December 31, 2002 to $13.2 million for the year ended December 31, 2003. This slight increase in revenues from technology products was primarily attributable to approximately $900,000 in research and development services by our Professional Services Division, which we began to offer in the first quarter of 2003.

        Revenue from sales to customers in the United States decreased from $24.1 million, or 49.0% of revenue, for the year ended December 31, 2002, to $23.7 million, or 46.2% of revenue, for the year ended December 31, 2003, a decrease of $400,000, or 1.7%. Revenue from sales to customers in Europe decreased from $12.0 million, or 24.5% of revenue, for the year ended December 31, 2002, to $11.2 million, or 21.8% of revenue, for the year ended December 31, 2003, a decrease of $800,000, or 6.7%. This decrease in sales to customers in Europe was primarily attributable to the ongoing softness in enterprise spending in Europe. Revenue from sales to customers in the Far East increased from $10.2 million, or 20.8% of revenue, for the year ended December 31, 2002, to $12.7 million, or 24.8% of revenue, for the year ended December 31, 2003, an increase of $2.5 million, or 24.5%. This increase in sales to customers in this region was primarily attributable to increased sales efforts for our networking products. Revenue from sales to customers in Israel increased from $2.3 million, or 4.6% of revenue, for the year ended December 31, 2002, to $3.0 million, or 5.8% of revenue, for the year ended December 31, 2003, an increase of $700,000, or 30.4%. This increase in sales to customers in Israel was primarily attributable to increased sales efforts for our networking products.

        Cost of Revenues. Cost of revenues increased from $10.9 million for the year ended December 31, 2002 to $11.4 million for the year ended December 31, 2003, an increase of $500,000, or 4.6%. Gross profit as a percentage of revenues increased from 77.7% for the year ended December 31, 2002 to 77.9% for the year ended December 31, 2003.

        Research and Development. Research and development expenses decreased from $15.3 million for the year ended December 31, 2002 to $14.6 million for the year ended December 31, 2003, a decrease of $700,000, or 4.6%. We have decreased our research and development personnel consistent with the scope of our research and development programs. Research and development expenses as a percentage of revenues decreased from 31.2% for the year ended December 31, 2002 to 28.4% for the year ended December 31, 2003.

        Marketing and Selling. Marketing and selling expenses increased from $18.6 million for the year ended December 31, 2002 to $20.0 million for the year ended December 31, 2003, an increase of $1.4 million, or 7.5%. We increased our marketing and selling expenses in response to current and expected continued improvement in the market for our networking products. Marketing and selling expenses as a percentage of revenues increased from 37.9% for the year ended December 31, 2002 to 38.9% for the year ended December 31, 2003.

        General and Administrative. General and administrative expenses decreased from $4.1 million for the year ended December 31, 2002 to $4.0 million for the year ended December 31, 2003, a decrease of $100,000, or 2.4%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues decreased from 8.4% for the year ended December 31, 2002 to 7.9% for the year ended December 31, 2003.

        Financial Income, Net. Financial income decreased from $2.7 million for the year ended December 31, 2002 to $2.1 million for the year ended December 31, 2003 principally as a result of lower interest rates.

Year Ended December 31, 2002 as Compared with Year Ended December 31, 2001

        Revenues. Revenues increased from $46.2 million for the year ended December 31, 2001 to $49.1 million for the year ended December 31, 2002. This increase was due to increased sales of networking products. Revenues from networking products increased from $29.7 million for the year ended December 31, 2001 to $36.3 million for the year ended December 31, 2002. The increase in revenue from networking products is attributable to an increase in demand for these units as customers moved from integrated services digital networks, or ISDN, to IP-based networks, as well as from the sale of an integrated videoconferencing solution to FastWeb, a Milan-based service provider that provides bundled broadband voice, video and data services to consumers and businesses throughout Italy. Revenues from technology products decreased from

$16.5 million for the year ended December 31, 2001 to $12.8 million for the year ended December 31, 2002. This decrease in revenues from technology products was primarily attributable to decreased market demand as budgets for these products declined due to the worldwide economic downturn.

        Revenue from sales to customers in the United States decreased from $28.3 million, or 61.3% of revenue, for the year ended December 31, 2001, to $24.1million, or 49.0% of revenue, for the year ended December 31, 2002, a decrease of $4.2 million, or 14.8%. Revenue from sales to customers in Europe increased from $8.1 million, or 17.5% of revenue, for the year ended December 31, 2001, to $12.1 million, or 24.5% of revenue, for the year ended December 31, 2002, an increase of $4.0 million, or 49.4%. This increase in sales to customers in Europe was primarily attributable to increased market demand for our products in this region and due to the FastWeb sale. Revenue from sales to customers in the Far East increased from $6.9 million, or 15.0% of revenue, for the year ended December 31, 2001, to $10.2 million, or 20.8% of revenue, for the year ended December 31, 2002, an increase of $3.3 million, or 47.8%. This increase in sales to customers in this region was primarily attributable to increased sales efforts for our networking products. Revenue from sales to customers in Israel increased from $1.9 million, or 4.2% of revenue, for the year ended December 31, 2001, to $2.3 million, or 4.6% of revenue, for the year ended December 31, 2002, an increase of $400,000, or 21.1%. This increase in sales to customers in Israel was primarily attributable to increased sales efforts for our networking products.

        Cost of Revenues. Cost of revenues increased from $10.4 million for the year ended December 31, 2001 to $10.9 million for the year ended December 31, 2002, an increase of $500,000, or 4.8%. Gross profit as a percentage of revenues increased from 77.6% for the year ended December 31, 2001 to 77.7% for the year ended December 31, 2002.

        Research and Development. Research and development expenses decreased from $17.9 million for the year ended December 31, 2001 to $15.3 million for the year ended December 31, 2002, a decrease of $2.6 million, or 14.5%. We have decreased our research and development personnel consistent with the scope of our research and development programs. Research and development expenses as a percentage of revenues decreased from 38.8% for the year ended December 31, 2001 to 31.2% for the year ended December 31, 2002.

        Marketing and Selling. Marketing and selling expenses increased from $16.7 million for the year ended December 31, 2001 to $18.6 million for the year ended December 31, 2002, an increase of $1.9 million, or 11.4%. We increased our sales and marketing expenses in response to current and expected continued improvement in the market for our networking products. Marketing and selling expenses as a percentage of revenues increased from 36.2% for the year ended December 31, 2001 to 37.9% for the year ended December 31, 2002.

        General and Administrative. General and administrative expenses decreased from $4.4 million for the year ended December 31, 2001 to $4.1 million for the year ended December 31, 2002, a decrease of $300,000, or 6.8%. This decrease was primarily attributable to a decrease in personnel expenses. General and administrative expenses as a percentage of revenues decreased from 9.6% for the year ended December 31, 2001 to 8.4% for the year ended December 31, 2002.

        Financial Income, Net. Financial income decreased from $4.7 million for the year ended December 31, 2001 to $2.7 million for the year ended December 31, 2002 principally as a result of lower interest rates.

Consolidated Balance Sheet Data

        Trade Receivables. Trade receivables decreased from $9.5 million at December 31, 2002 to $8.7 million at December 31, 2003, a decrease of $800,000, or $8.4%. This decrease was primarily attributable to one-time event associated with the FastWeb deal in the fourth quarter of 2002 that was paid in the first quarter of 2003.

        Allowance for Doubtful Accounts. Allowance for doubtful accounts increased from $1,593,000 at December 31, 2002 to $1,704,000 at December 31, 2003, an increase of $111,000, or 7.0% due to increased sales in the last two quarters of 2003 compared to revenues for the last two quarters of 2002. Allowance for doubtful accounts as a portion of trade receivables decreased from 14.4% as of December 31, 2002 to 16.4% as of December 31, 2003.

        Other Receivables and Prepaid Expenses. Other receivables and prepaid expenses decreased from $2.8 million at December 31, 2002 to $2.7 million at December 31, 2003, a decrease of $100,000, or 3.6%.

        Inventories. Inventories remained relatively constant at approximately $1.0 million at December 31, 2002 and December 31, 2003. Our management of inventory levels improved in 2003 as measured by our increased level of sales and the number of inventory days outstanding, which decreased from 29 days at December 31, 2002 to 26 days at December 31, 2003.

        Trade Payables. Trade payables decreased from $ 3.3 million at December 31, 2002 to $1.3 million at December 31, 2003, a decrease of $2.0 million, or 60.6%, primarily due to the one time FastWeb deal that increased our trade payables and trade receivables balances at December 31, 2002 and were paid in 2003.

        Other Payables, Accrued Expenses and Deferred Revenues. Other payables and accrued expenses increased from $15.2 million at December 31, 2002 to $19.1 million at December 31, 2003, an increase of $3.9 million, or 25.7%. This increase was primarily attributable to an increase of accruals relating to the purchase of material and an increase in deferred income related to technology sales that will be recognized in the future upon providing maintenance service.

Quarterly Results of Operations

        The following tables present consolidated statements of operations data for each of the eight fiscal quarters ended December 31, 2003, in dollars and as a percentage of revenues. In management's opinion, this unaudited information has been prepared on the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the unaudited information for the quarters presented. The results of operations for any quarter are not necessarily indicative of results that we might achieve for any subsequent periods.

                              Mar 31,    June 30,    Sept. 30,     Dec. 31,    Mar.31,     June 30,    Sept. 30,  Dec. 31,
                                2002       2002         2002         2002       2003        2003        2003       2003
                                ----       ----         ----         ----       ---         ----        ----       ----
                                                                                                   2003
 Revenues...................  $11,557      $11,707    $12,158      $13,673    $11,053     $11,605    $13,080    $15,566
 Cost of revenues...........   (2,558)      (2,571)    (2,615)      (3,202)    (2,360)     (2,598)    (2,932)    (3,461)
 Gross profit...............    8,999        9,136      9,543       10,471      8,693       9,007     10,148     12,105
 Operating expenses:
    Research and development    4,041        3,870      3,815        3,612      3,564       3,596      3,693      3,720
    Marketing and selling, net  4,469        4,587      4,642        4,926      4,732       4,853      5,023      5,361
    General and administrative    969        1,073      1,071          985        948         976      1,020      1,096
 Operating income ..........     (480)        (394)        15          948       (551)       (418)       412      1,928
 Financial income, net......      752          686        634          595        566         560        500        504
      Net income ...........     $272         $292       $649      $ 1,543         15         142        912      2,432

As a percentage of
 revenues:
 Revenues...................      100%         100%       100%         100%       100%        100%       100%       100%
 Cost of revenues...........      (22)         (22)       (22)         (23)       (21)        (22)       (22)       (22)
 Gross profit...............       78           78         78           77         79          78         78         78
 Operating expenses:
    Research and development       35           33         31           27         32          31         28         24
    Marketing and selling, net     39           39         38           36         43          42         38         34
    General and administrative      8            9          9            7          9           8          8          7
 Operating income  .........       (4)          (3)         -            7         (5)         (4)         3         12
 Financial income, net......        6            6          5            4          5           5          4          3
      Net income ...........        2%           3%         5%          11%         0%          1%         7%        16%

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

        As of December 31, 2003, we had approximately $16.4 million in cash and cash equivalents, $35.0 million in short term investments and our working capital was approximately $43.4 million. Taking into account long-term liquid investments, we had $99.9 million in cash and liquid investments as of December 31, 2003.

        Another financial measure that our management believes is important in assessing our company's financial condition is days sales outstanding, or DSOs. In 2003, we achieved significant success in reducing the number of DSOs from 64 days at December 31, 2002 to 43 days (well below our target of 55 days) at December 31, 2003.

        Capital expenditures for the years ended December 31, 2001, 2002 and 2003 were approximately $2.0 million, $1.7 million and $1.3 million, respectively. These expenditures were principally for research and development equipment, motor vehicles, office furniture and equipment and leasehold improvements. We currently do not have significant capital spending or purchase commitments, but we expect to continue to engage in capital spending consistent with anticipated growth in our operations, infrastructure and personnel. Net cash provided by operating activities was approximately $7.5 million for the year ended December 31, 2003. This amount was primarily attributable to a net profit of $3.5 million, an increase of $3.2 million in deferred revenues, a decrease of $820,000 in trade receivables and an increase in depreciation of $1.9 million. These increases in cash provided by operating activities were offset in part by a decrease in trade payables of $2.1 million.

        Net cash used in investing activities was approximately $9.6 million for the year ended December 31, 2003. For the year ended December 31, 2003, $75.3 million of cash provided by investing activities were from sales of bank deposits and marketable securities and $83.7 million were invested in long term investments. During the year ended December 31, 2003, $1.3 million of cash used in investing activities was for purchases of property and equipment.

        On February 28, 2001, we announced that our board of directors authorized the repurchase of up to 10% of our outstanding shares in open market transactions at prevailing market prices. We completed the share repurchase program in the first fiscal quarter of 2002, having purchased 1,866,117 ordinary shares at a total cost of $11.8 million, or an average price of $6.30 per share.

        On August 28, 2002, we announced that our board of directors authorized the repurchase of up to $10 million or 2 million of our ordinary shares in the open market from time to time at prevailing market prices. During April 2003, we started to repurchase our ordinary shares based on the instruction of our board of directors. As of December 31, 2003, we had purchased 14,000 ordinary shares at a total cost of $78,000, or an average price of $5.55 per share.

        Net cash provided by financing activities was $4.6 million for the year ended December 31, 2003, as compared to $4.1 million in the year ended December 31, 2002. For both years, cash provided by financing activities was principally attributable to the issuance of ordinary shares and treasury stock for cash upon exercise of options.

        As of December 31, 2003, our principal commitments consisted of obligations outstanding under operating leases. Our capital requirements are dependent on many factors, including market acceptance of our products and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. In the last three years, we have experienced substantial increases in our expenditures as a result of the growth in our operations and personnel. We intend to increase our expenditures in the future consistent with our anticipated growth. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures.

        As of December 31, 2003, we had an unused $2.5 million line of credit.

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

        Subject to compliance with applicable requirements, the portion of our income derived from the approved enterprise programs will be eligible for the following tax benefits commencing in the first year in which it generates taxable income:

    Year after we
  begin generating
   taxable income        Tax benefit
  -------------------    ------------------------------------------------
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

        As of December 31, 2003, our net operating loss carry-forwards for Israeli tax purposes amounted to approximately $16.5 million. Under Israeli law, these net-operating losses may be carried forward indefinitely and offset against future taxable income. We expect that, during the period in which these tax losses are utilized, our income will be substantially tax-exempt. Therefore, there will be no tax benefit available from these losses and no deferred income taxes have been included in our financial statements. Deferred taxes for other temporary differences are immaterial.

        As of December 31, 2003, the net operating loss carry-forwards of our U.S. subsidiary for U.S. tax purposes amounted to approximately $14.0 million. These losses are available to offset any future U.S. taxable income of our U.S. subsidiary and will expire in the years 2010 through 2022.

Impact of Inflation and Currency Fluctuations

        The dollar cost of our operations is influenced by the extent to which any inflation in Israel is offset on a lagging basis, or is not offset by the devaluation of the NIS in relation to the dollar. When the rate of inflation in Israel exceeds the rate of devaluation of the NIS against the dollar, companies experience increases in the dollar cost of their operations in Israel. Unless offset by a devaluation of the NIS, inflation in Israel will have a negative effect on our profitability as we receive payment in dollars or dollar-linked NIS for all of our sales while we incur a portion of our expenses, principally salaries and related personnel expenses, in NIS.

        The following table presents information about the rate of inflation in Israel, the rate of devaluation of the NIS against the U.S. dollar, and the rate of inflation of Israel adjusted for the devaluation:

                                                         Israeli
                       Israeli          Israeli         inflation
    Year ended        inflation    devaluation rate   adjusted for
   December 31,         rate %             %          devaluation %
   ------------       ---------    ----------------   -------------
       1996               10.6            3.7               6.6
       1997                7.0            8.8              (1.7)
       1998                8.6           17.6              (7.7)
       1999                1.3           (0.1)              1.3
       2000                0.0           (2.7)              2.8
       2001                1.4            9.3              (7.8)
       2002                6.5            7.3              (0.7)
       2003               (1.9)          (7.6)              6.1

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

Off-Balance Sheet Arrangements

        We are not a party to any material off-balance sheet arrangements. In addition, we have no unconsolidated special purpose financing or partnership entities that are likely to create material contingent obligations.

Tabular Disclosure of Contractual Obligations

        The following table summarizes our minimum contractual obligations and commercial commitments, including obligations of discontinued operations, as of December 31, 2003 and the effect we expect them to have on our liquidity and cash flow in future periods.

Contractual Obligations                                 Payments due by Period
-----------------------------------  -----------------------------------------------------------
                                                 less than                             more than
                                       Total       1 year    1-3 Years    3-5 Years     5 years
                                     ----------  ----------  ----------   ---------    ---------
Long-term debt obligations.....          -           -           -            -            -
Capital (finance) lease obligations      -           -           -            -            -
Operating lease obligations....      $2,657,000  $1,788,000    $869,000       -            -
Purchase obligations...........          -           -           -            -            -
Other long-term liabilities
  reflected on the Company's
  balance sheet under  U.S.
  GAAP.....................              -           -           -            -            -
                                     ----------  ----------  ----------   ---------    ---------
Total..........................      $2,657,000  $1,788,000    $869,000       -            -


        Research and development activities are vital for our continued success. In 2003, we expended $14.6 million for research and development and believe that our expenditures in 2004 will not change materially.

Item 7A.  Qualitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

Interest Rate Risk

        As of December 31, 2003, we had cash and cash equivalents and short-term investments of $51.4 million. We invest our cash surplus in time deposits, cash deposits, U.S. federal agency securities and corporate bonds with an average credit rating of A2. These investments are not purchased for trading or other speculative purposes. Due to the nature of these investments, we believe that we do not have a material exposure to market risk.

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

        Since the beginning of 2003, the NIS has revalued approximately 7.6% against the dollar. Among the factors contributing to the revaluation are the low interest rate for US$ investments compared to the higher interest rate for NIS investments. The revaluation has resulted in a deflation in Israel, which was approximately 1.9% for the year 2003 compared to an annual inflation rate of 6.5% for 2002.

        Since most of our sales are quoted in $, and a portion of our expenses are incurred in NIS, our results may be adversely affected by a change in the rate of inflation in Israel or if such change in the rate of inflation is not offset, or is offset on a lagging basis, by a corresponding devaluation of the NIS against the dollar and other foreign currencies.

        During 2002 we entered into one foreign exchange contract. The foreign exchange contract was for 400,000 Euros and was closed in early 2003 at a slight loss.

Item 8. Financial Statement and Supplementary Data

        See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        During the year 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our company's periodic SEC filings.

        There have been no significant changes in our internal controls or other factors which could significantly affect internal controls subsequent to the date we carried out the evaluation.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        Our directors and executive officers are as follows:

Name                              Age   Position
-------------------------------   ---   ----------------------------------
Zohar Zisapel..................    55   Chairman of the Board of Directors
Gad Tamari.....................    59   Chief Executive Officer and Director
Yuval Bloch....................    50   Chief Operating Officer
Tsipi Kagan....................    38   Chief Financial Officer
Joseph Atsmon..................    55   Director
Liora Katzenstein..............    48   Director
Andreas Mattes.................    43   Director
Efraim Wachtel.................    59   Director

        Zohar Zisapel, Gad Tamari, Andreas Mattes and Efraim Wachtel will serve as directors until our 2004 annual general meeting of shareholders. Liora Katzenstein is serving as outside director pursuant to the provisions of the Israeli Companies Law for her second three-year term ending December 2006, which cannot be renewed. Joseph Atsmon is serving for a three-year term as outside director pursuant to the provisions of the Israeli Companies Law ending June 2006. His term of service may be renewed for one additional three-year term

        Zohar Zisapel has served as a director since November 1992, and as our Chairman of our Board of Directors until August 1999. He again assumed the position of Chairman in April 2001. During the last several years, Mr. Zisapel has been engaged mainly in management of high technology companies. Mr. Zisapel is a founder and a director of RAD Data Communication Ltd., of which he has served as president from January 1982 until 1999, and a director of other public companies including RADCOM Ltd., RIT Technologies Ltd., Ceragon Networks Ltd. and Verisity Ltd. Mr. Zisapel has a B.Sc. from the Technion, Israel Institute of Technology and M.Sc. degrees from Tel Aviv University.

        Gad Tamari has served as our chief executive officer since April 2001. From November 1999 to April 2001, Mr. Tamari was the vice president, international operations of the OpenNet Softswitch organization of Lucent Technologies. Prior thereto and since 1996, Mr. Tamari was chief operating officer of Excel Switching Corporation responsible for international sales, operations, marketing and customer support. He also served for many years in senior management positions with a number of telecommunication companies. Mr. Tamari has a B.Sc. degree in mechanical engineering and a M.Sc. degree in industrial engineering from the Technion, Israel Institute of Technology and attended Harvard University's Advanced Management Program.

        Yuval Bloch has served as our Chief Operating Officer since February 2004 and is responsible for overseeing and managing the day-to-day operations of our group, including product development, sales, quality assurance, and product marketing. Mr. Bloch's primary responsibility is to provide a corporate-wide perspective to all company operations, making sure that there are efficiencies in decisions, directions, goals, and processes across the different groups and regions of our company. Mr. Bloch brings over twenty-five years of management experience in telecommunication to our company, having spent a majority of his career with Motorola including the period from March 1982 to June 2003. Mr. Bloch holds a Bachelor of Science in Electrical Engineering, Technion, Israel Institute of Technology and an MBA from the Recanati School of Business at the Tel-Aviv University.

        Tsipi Kagan has served as our chief financial officer since August 1, 2003. Prior to joining us and since April 2000, Ms. Kagan, 38, was Chief Financial Officer for Phone-Or Ltd., a leader in advanced optical microphones and sensors. Previously and since September 1994, Ms. Kagan was Senior Manager for Ernst & Young in Israel and served as a Certified Public Accountant (CPA) for Miller, Kaplan, Arase & Co., an accounting firm in Los Angeles from February 1991 to August 1994. Ms. Kagan holds a B.A. degree in Accounting and Economics from Tel-Aviv University and is a licensed CPA in Israel.

        Joseph Atsmon has served as an outside director since June, 2003 From July 2001 until November 2002, he served as Chairman of Discretix Ltd. He has served as a director of Nice Ltd. since July 2001 and Ceragon Networks Ltd. since July 2001. From 1995 until 2000, he served as chief executive officer of Teledata Communication Ltd., a public company acquired by ADC Telecommunication Inc. in 1998. From 1986 until 1995, Mr. Atsmon served in various positions at Tadiran Ltd., among them a division president and corporate vice president for Business Development. Mr. Atsmon received a B.Sc. in Electrical Engineering, summa cum laude, from the Technion, Israel Institute of Technology.

        Liora Katzenstein has served as an outside director since December 2000. Prof. Liora Katzenstein specializes in Business Administration and Entrepreneurship. During the last five years she founded, and serves as the President of ISEMI - The Institute for the Study of Entrepreneurship and Management of Innovation. Prof. Katzenstein has also served as a Senior Lecturer in various academic institutions in Israel and abroad including the Harvard Business School, Nanyang University and the Technion, Israel Institute of Technology. Prof. Katzenstein currently serves as a director of RIT, Inc., Radward Inc., OTI Inc. and Palafric Investments Ltd. In the past she has served on the boards of Clal Industries & Investments Ltd., Discount Issuers Ltd., and Amanat Ltd. and holds various other academic and business related positions, including as a member of the Israeli Governmental Committee on Start-Up Companies. Over the last fifteen years Prof. Katzenstein served as a faculty member and on the management of universities and management institutes both in Israel and abroad and published numerous business articles in the Israeli professional press.

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

        Efraim Wachtel has served as a director since March 1998. Mr. Wachtel has been president and chief executive officer of RAD Data Communication Ltd., or RAD since November 1997. From October 1985 to November 1997, Mr. Wachtel was vice president of sales and marketing of RAD. Before October 1985, Mr. Wachtel held various research and development positions in several companies in Israel and in the U.S. Mr. Wachtel has a B.Sc. degree in electrical engineering from the Technion, Israel Institute of Technology.

        Other key managers are as follows:

  Name                       Age   Position
  -------------------------- ---   --------------------------------------------
  Meir Alon.................  42   Vice President Operations and Quality
                                   Management
  Avinoam Barak.............  42   General Manager of the Networking Group
  Killko Caballero..........  45   Senior Vice President of Enterprise Strategy
  Eli Doron.................  51   Chief Technical Officer and Executive Vice
                                   President
  Irit Machtey..............  48   Senior Vice President Organization & Human
                                   Resources
  Boaz Raviv................  44   General Manager of the Technology Group
  Arnie Taragin.............  48   Corporate Vice President and General Counsel
  Adit Tevel................  48   Senior Vice President, Global NBU Sales

        Meir Alon joined our company in December 2000 and since November 2003 has been responsible for all of our manufacturing, operations, and quality management, both on the corporate and regional levels. In this position he oversees all engineering, quality, production, purchasing, global customer support, validation/verification, and the company's IT and IS departments. Prior to joining our company and since 1993, Mr. Alon was employed by Israel Aircraft Industries, where he held senior positions in its quality and engineering departments. Mr. Alon holds a B.sc. degree (with honors) in electronic and computer engineering from Tel Aviv University and a master's degree (with honors) in reliability and quality assurance from Technion Israel Institute of Technology.

        Avinoam Barak is responsible for all product development and research and development for RADVISION's line of conferencing and communication products since June 2000. Prior to joining RADVISION Mr. Barak was at MLM, a division of Israel Aircraft Industries for eleven years holding senior engineering positions. Mr. Barak holds a B.S. in computer engineering from the Technion, Israel Institute of Technology and an MBA in information systems and finance from Bar Ilan University.

        Killko Caballero has been our senior vice president of enterprise strategy since November 2003. Based in our Sunnyvale, California office, Mr. Caballero leads our company's future product development and strategy for addressing the rapidly emerging desktop multimedia (video, voice, and data) conferencing and communication market. Prior to joining our company and since 1995, Mr. Caballero was the president and Chief Executive Office CTO, of both First Virtual Communication and CUseeMe, pioneers in the desktop voice, video and data conferencing over IP market.

        Eli Doron, as co-founder, executive vice president and chief technology officer at RADVISION since October 1992, is responsible for leading the company's service provider initiatives, both wireless and wireline. Mr. Doron brings more than 24 years experience defining and designing video and communication systems to his current position. During his career, Mr. Doron was one of the original contributors to the H.323 protocol and also designed the first worldwide videoconference gateway between ISDN and IP, as well as the first videoconference-over-IP system that included call control, dialing plan, and protocols. Mr. Doron holds a master's degree in business administration from Bradford University, and a bachelor's degree in electronics and computer science from Ben-Gurion University.

        Irit Machtey has been responsible for our organization & human resources department since July 31, 2002 when she joined our company as senior vice president of human resources. Prior to that and since April 2000, Ms. Machtey was a management and organizational consultant at My Time, a leading consultancy for high tech and communication companies in Israel. Prior to joining My Time and since 1986, Ms. Machtey held a series of senior level positions at Cellcom Ltd., Sapiens Intentional, and National Semiconductor. Ms. Machtey holds a bachelor's degree in behavioral science from the Ben-Gurion University and an M.B.A. in organizational behavioral from the School of Business Administration of Tel Aviv University.

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

        Adit Tevel has been responsible for global sales and field marketing for our NBU products since May 1999. From January 1997 until September 1998, Ms. Tevel was the Vice President of Product Development for Mer Telenray Solution Ltd. Ms. Tevel has over 20 years of experience in the hi-tech industry in the spectrum of product development life cycle, including research and development product marketing, and sales. Ms. Tevel has a B.S. in Computer Science from the Technion Institute in Haifa, Israel and an M.B.A. from Tel Aviv University.

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

Audit Committee

        Our audit committee, established in accordance with Section 114 of the Israeli Companies Law and Section 3(a)(58)(A) of the Securities Exchange Act of 1934, assists our board of directors in overseeing the accounting and financial reporting processes of our company and audits of our financial statements, including the integrity of our financial statements, compliance with legal and regulatory requirements, our independent public accountants' qualifications and independence, the performance of our internal audit function and independent public accountants, finding any defects in the business management of our company for which purpose the audit committee may consult with our independent auditors and internal auditor, proposing to the board of directors ways to correct such defects, approving related-party transactions as required by Israeli law, and such other duties as may be directed by our board of directors.

        Our audit committee is currently composed of Joseph Atsmon, Liora Katzenstein and Efraim Wachtel, each of whom satisfies the requirement applicable to members of audit committees. Joseph Atsmon has been elected as the Chairperson of the Audit Committee. The audit committee meets at least once each quarter. Our Audit Committee charter is available on our website at www.radvision.com.

        Under Israeli law, an audit committee may not approve an action or a transaction with a controlling shareholder, or with an office holder, unless at the time of approval two outside directors are serving as members of the audit committee and at least one of the outside directors was present at the meeting in which an approval was granted.

        Our Audit Committee is authorized generally to investigate any matter within the scope of its responsibilities and has the power to obtain from the internal auditing unit, our independent auditors or any other officer or employee any information that is relevant to such investigations.

        Our Audit Committee has adopted and our Board of Directors has approved a company-wide Code of Business Ethics which appears on our company's website.

Audit Committee Financial Expert

        Our board of directors has determined that Joseph Atsmon meets the definition of an audit committee financial expert, as defined in Item 401 of Regulation S-K.

Other Committees

        In addition to our audit committee, our board of directors has established an option committee and an executive committee.

        Our option committee, whose members are Zohar Zisapel, Efraim Wachtel and Gad Tamari, administers our consultants option plan. The Board of Directors serves as the compensation committee of our board directors and sets the annual compensation for Gad Tamari, our chief executive officer. Mr. Tamari does not participate in any discussions or decisions that involve any aspect of his compensation.

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

Code of Ethics

        We have adopted a Code of Business Conduct Ethics for Executive and Financial Officers and which applies to all of our employees. The Code of Business Conduct is publicly available on our website at www.radvision.com and we will provide shareholders with a written copy upon request. If we make any substantive amendments to the Code of Business Conduct or grant any waivers, including any implicit waiver, from a provision of these codes to our chief executive officer, chief financial officer or corporate controller, we will disclose the nature of such amendment or waiver on our website.

Item 11. Executive Compensation

        The following table sets forth information concerning the total compensation paid to our executive officers in fiscal 2003:

                                         Salaries,          Pension,
                                           fees,         retirement and
                                        commissions       other similar
Name and Principal Position             and bonuses         benefits
---------------------------             -----------         --------
All officers and directors as a group
(7 persons)......................        $499,333            $35,823

        The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than 10% of each officer's salary for such year.

1996 Stock Option Plan

        In April 1996, we adopted our key employee share incentive plan. Employees of RADVISION and its subsidiaries of or affiliates of RADVISION belonging to the RAD-BYNET group are eligible to participate in the plan. Options granted under this plan are for a term of sixty-two months from the date of the grant of the option. The following table presents option grant information for this plan as of January 31, 2004:

      Ordinary shares reserved          Options          Weighted average
         for option grants              granted           exercise price
         -----------------              -------           --------------
             3,163,523                 3,100,223              $ 2.86


        The 3,163,523 ordinary shares indicated in the table as having been reserved for option grants reflect the total number of ordinary shares reserved for grants under this plan and our consultants option plan in the aggregate. We intend to grant further options under this plan to our executive officers and employees. As of January 31, 2004, 864,096 options may be exercised under this plan.

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

Consultants Option Plan

        In March 1999, we adopted our consultants option plan. Employees and directors and consultants employed by us are eligible to participate in the plan. Options granted under the plan are for a term of sixty-two months from the date of grant of the option. The following table presents option grant information for this plan as of January 31, 2004:

       Ordinary shares                             Weighted average
 reserved for option grants   Options granted       exercise price
 --------------------------   ---------------       --------------
          3,163,523                 63,300              $1.18

        The ordinary shares indicated in the table as having been reserved for option grants reflect the total number of ordinary shares reserved for grants under this plan and our key employee share incentive plan in the aggregate. As of January 31, 2004 there were no options eligible for exercise.

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

2000 Stock Option Plan

        Our 2000 Employee Stock Option Plan, or the 2000 Plan, currently authorizes the grant of options to purchase up to 4,865,839 ordinary shares. Employees and consultants of our company and its subsidiaries are eligible to participate in the 2000 Plan. The 2000 Plan also provides for the grant of options equal in the amount of up to 4% of our share capital, on a fully diluted basis, in each subsequent year following the year 2000 for issuance under the 2000 Stock Option Plan. An additional 894,945 ordinary shares were authorized for grant in 2001 based on 4% of our share capital at December 31, 2000, an additional 887,630 ordinary shares were authorized for grant in 2002 based on 4% of our share capital at December 31, 2001, an additional 748,997 ordinary shares were authorized for grant in 2003 based on 3.3% of our share capital at December 31, 2002 and an additional 795,290 ordinary shares were authorized for grant in 2004 based on 3.3% of our share capital at December 31, 2003. Options, which are canceled or not exercised within the option period will become available for future grants. Awards under the 2000 Plan may be granted in the form of incentive stock options as provided in Section 422 of the U.S. Internal Revenue Code of 1986, as amended, non-qualified stock options, options granted pursuant to Section 102 of the Israeli Tax Ordinance and options granted pursuant to
Section 3.(9) of the Israeli Tax Ordinance.

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

        The following table presents option grant information for this plan as of January 31, 2004:

       Ordinary shares                            Range of exercise
 reserved for option grants   Options granted           prices
 --------------------------   ---------------     -----------------
          4,865,839               4,474,070         $4.57- $28.00

As of January 31, 2004, 3,890,760 options may be exercised under this plan.

Exercise of Options During 2003

        During the year ended December 31, 2003, we issued 1,072,919 ordinary shares, par value NIS 0.1 per share each, at an average exercise price of $4.25 per share to employees and consultants as a result of the exercise of stock options.

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

                                              Number of     Percentage of
                                            ordinary shares  outstanding
                                             beneficially     ordinary
Name                                          owned(1)         shares(2)
----                                          --------         ---------
Yehuda Zisapel (3)(4)....................     1,964,561          10.03%
Zohar Zisapel (5)(6).....................     2,028,041          10.36
Siemens Venture Capital GmbH (7).........       799,378           4.08
Samsung entities (8).....................     1,000,000           5.11
The Baupost Group, L.L.C. (9) ...........     3,377,975          17.25
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

(2) The percentages shown are based on 19,577,985 ordinary shares issued and outstanding as of March 10, 2004.

(3) Includes 477,213 ordinary shares owned of record by Rad Data Communication Ltd.

(4) The address of Mr. Yehuda Zisapel is 24 Raul Wallenberg Street, Tel Aviv 69719, Israel.

(5) Includes 477,213 ordinary shares owned of record by Rad Data Communication Ltd., 310,856 ordinary shares owned of record by Michael and Klil Holdings (93) Ltd., and 306,456 ordinary shares owned of record by Lomsha Ltd.

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

(9)     Based solely upon, and qualified in its entirety with reference to, a
        Schedule 13G filed with the Securities and Exchange Commission on February 12, 2004.

Directors and Executive Officers

        The following table and the footnotes thereto contain information concerning the beneficial ownership of our ordinary shares by all of our directors and executive officers as a group, including currently exercisable stock options.

                                  Number of ordinary   Percentage of outstanding
Name                              shares               ordinary shares (1)(2)
-------------------------------   ------------------   -------------------------
All directors and executive
officers as a group (8 persons)   2,596,479            13.26%

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

(2) The percentage of ordinary shares for each person and the group shown in this table is based on the 19,577,985 ordinary shares outstanding on March 10, 2004.

Item 13. Certain Relationships and Related Transactions

The RAD-BYNET Group

        Zohar Zisapel our chairman and Yehuda Zisapel, our former director and chairman, are principal shareholders of our company. Individually or together, they are also directors and principal shareholders of several other companies which, together with us and the other subsidiaries and affiliates, are known as the RAD-BYNET group. These corporations include but not limited to:

AB-NET Ltd.                               Ceragon Networks Ltd.               RADWARE Ltd.
Axerra Networks Inc.                      RAD-BYNET Properties and Services   RADCOM Ltd.
BYNET Data Communication Ltd.               (1981) Ltd.                       RADWIN Ltd.
BYNET Electronics Ltd.                    Modules INC.                        RIT Technologies Ltd.
BYNET Properties Ltd.                     RAD Data Communication Ltd.         Sanrad Inc.
BYNET SEMECH Outsourcing Ltd.             RAD-OP Inc.                         SILICOM Ltd.
BYNET Systems Applications Ltd.           E-BEAT Software and Internet        WISAIR Inc.
BYNET Personal Computers Ltd.                Services Ltd.

        In addition to engaging in other businesses, members of the RAD-BYNET group are actively engaged in designing, manufacturing, marketing and supporting data communication products, none of which currently compete with our products. Some of the products of members of the RAD-BYNET group are complementary to, and may be used in connection with, our products.

        Members of the RAD-BYNET group provide us with human resource and administrative services, and we reimburse each company for its costs in providing these services. The aggregate amount of these reimbursements was approximately $54,000 and $28,000 in 2002 and 2003, respectively.

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

Supply Arrangement

        We purchase from RAD Data Communication components that we integrate into our multimedia RADVISION products. The aggregate purchase price of these components was approximately $133,000 for the year ended December 31, 2002 and $23,000 for the year ended December 31, 2003.

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

Voting Agreement

        Upon the completion of the private placement which took place contemporaneously with our March 2000 initial public offering, Siemens and some of our existing shareholders, including our current chairman of the board, our former chief executive officer, the Evergreen Group, Clal Venture Capital Fund LP and Yehuda Zisapel, entered into a voting agreement. The voting agreement provided that, in the election of our directors, the shareholders party to the agreement will nominate and vote for a nominee of Siemens to serve as a director and as many other nominees as the other shareholders party to the agreement shall unanimously propose to serve as directors. However, the number of directors that the other shareholders propose to serve as directors shall at a minimum be equal to the number of directors which these shareholders appointed to the board prior to March 2000. If all directors, except for one director, decide that the continuation of a director on our board may damage our business prospects, then the director shall be removed from our board.

        The voting agreement expired in March 2003, but was subject to automatic extensions for two additional one-year periods unless any of the parties to the agreement provided notice to the other parties 60 days before the expiration date of the then current term that such party wishes to terminate the agreement. The voting agreement continues in effect at present and 3,837,554 ordinary shares, representing approximately 19.6% of our outstanding shares, are currently subject to the voting agreement.

Item 14. Principal Accountants Fees and Services

        The following table sets forth, for each of the years indicated, the fees paid to our independent public accountants and the percentage of each of the fees out of the total amount paid to the accountants:

                                          Year ended December 31,
                            ----------------------------------------------------
                                     2002                        2003
                            -----------------------     ------------------------
       Services Rendered    Fees     Percentages(*)     Fees      Percentages(*)
    ---------------------   -------  --------------     -------   --------------
    Audit (1)............   $50,000      49.0%          $43,000      53.8%
    Audit-related (2)....     5,000       4.9             5,000       6.2
    Tax (3)..............    17,000      16.7            32,000      40.0
    Other (4)............    30,000      29.4                -          -
    Total................   102,000     100.0            80,000     100.0
--------------
(1) Audit fees consist of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide.

(2) Audit-related fees relate to assurance and associated services that traditionally are performed by the independent accountant, including consultation concerning financial accounting and reporting standards.

(3) Tax fees relate to services performed by the tax division for tax compliance, planning, and advice.

(4) Other fees include services related to valuation study and related opinion.

Pre-Approval Policies and Procedures

        The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Kost Forer Gabbay & Kasierer, a member of Ernest & Young Global. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.


(a)(2)  Index to Financial Statement Schedules


Schedule II--Valuation and qualifying accounts (years ended December 31, 2003, 2002 and 2001).

(a)(3) See Exhibits below for all Exhibits being filed or incorporated by reference herein.

     Exhibit   Description
     -------   -----------

     3.1*      Memorandum of Association of the Registrant

     3.2*      Articles of Association of the Registrant

     4.1*      Form of Ordinary Share Certificate

     4.2* Agreement, dated as of April 14, 1995, by and among Registrant, RAD Data Communication Ltd. and Yehuda Zisapel and Zohar Zisapel

     4.3* Agreement, dated as of April 18, 1995, by and among Registrant, Clal Venture Capital Fund LP and Yehuda Zisapel and Zohar Zisapel

     4.4* Agreement, dated as of April 18, 1995, by and among Registrant, Lannet Data Communication Ltd. and Yehuda Zisapel and Zohar Zisapel

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

        10.1***   Form of 2000 Employee Stock Option Plan

        10.2*     Key Employee Share Incentive Plan, as amended

        10.3*     Consultant Option Plan, as amended

        10.4* License Agreement, dated January 13, 1999, between Registrant and RADCOM Ltd.

        10.5* Lease Agreement, dated May 12, 1997, between RADVISION Inc. and RAD Data Communication Inc., as amended

        10.6** Lease Agreement, dated January 19, 2001, between Zohar Zisapel Properties, Inc., Yehuda Zisapel Properties, Inc. and RADVISION Inc.

        11        Statements re computation of per share earning.

        21        Subsidiaries of RADVISION Ltd.

        23.1 Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, with respect to the Registration Statements on Form S-8.

        31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

        31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

        32.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        -------------------

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



(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

        An 8-K bearing the cover date of October 20, 2003 with respect to a press release announcing the Registrant's third quarter earnings was filed on October 21, 2003.

        An 8-K bearing the cover date of November 10, 2003 with respect to "Item
5. Other Events and Regulation FD Disclosure" was filed on November 10, 2003.

                         RADVISION Ltd. and Subsidiaries
                 Schedule II--Valuation and Qualifying Accounts

Column A                                  Column B              Column C             Column D     Column E
--------                                 -----------   ---------------------------  ----------  ----------
                                                               Additions
                                                       ---------------------------
                                          Balance at   Charged to                                Balance at
                                          beginning    costs and     Charged to                     end
Description                               of period     expenses   other accounts   Deductions   of period
-----------                               ---------     --------   --------------   ----------   ----------
Year ended December 31, 2003:
Allowance for doubtful accounts....      $1,593,000      $111,000                               $1,704,000
                                         ==========                                             ==========
Year ended December 31, 2002:
Allowance for doubtful accounts....      $1,126,000      $467,000                               $1,593,000
                                         ==========                                             ==========
Year ended December 31, 2001:
Allowance for doubtful accounts....        $577,000      $549,000                               $1,126,000
                                         ==========                                             ==========

                       RADVISION LTD. AND ITS SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS



                             AS OF DECEMBER 31, 2003



                                 IN U.S. DOLLARS




                                      INDEX

                                                                    Page

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

 Consolidated Statements of Operations                               F-5

 Statements of Changes in Shareholders' Equity                       F-6

 Consolidated Statements of Cash Flows                               F-7

 Notes to the Consolidated Financial Statements                      F-8



                          - - - - - - - - - - - - - - -

ERNST & YOUNG


                         REPORT OF INDEPENDENT AUDITORS


                             To the Shareholders of


                                 RADVISION LTD.



     We have audited the accompanying consolidated balance sheets of Radvision Ltd. (the "Company") and its subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Radvision Ltd. as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations as a foreign associated firm of the Securities and Exchange Commission Practice Section of the American Institute of Certified Public Accountants and whose report dated January 30, 2002, expressed an unqualified opinion on those statements and schedule.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements and schedule taken as a whole, present fairly in all material respects the information set forth therein.




                                             /s/Kost, Forer, Gabbay & Kasierer
Tel-Aviv, Israel                                KOST FORER GABBAY & KASIERER
February 3, 2004,                               A Member of Ernst & Young Global
except for Note 7e,
 for which date is February 12, 2004.

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




                                            Luboshitz Kasierer
                                            Arthur Andersen
Tel-Aviv, Israel
January 30, 2002

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                                   December 31,
                                                            -----------------------------
                                                                2002            2003
                                                            -------------   -------------
     ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                                $    13,825     $    16,433
    Short-term bank deposits                                      14,879          13,574
    Short-term marketable securities                              14,712          21,403
    Trade receivables (net of allowance for doubtful
    accounts of $1,593 and $ 1,704  at December 31,
    2002 and 2003, respectively)                                   9,505           8,685
    Other accounts receivable and prepaid expenses                 2,836           2,704
    Inventories                                                      996             969
                                                            -------------   -------------
  Total current assets                                            56,753          63,768
                                                            -------------   -------------
  LONG-TERM ASSETS:
    Long-term bank deposits                                       11,013           4,004
    Long-term marketable securities                               33,929          44,497
    Severance pay fund                                             1,641           2,171
                                                            -------------   -------------
  Total long-term assets                                          46,583          50,672
                                                            -------------   -------------
  PROPERTY AND EQUIPMENT, NET                                      3,335           2,572
                                                            -------------   -------------
   Total assets                                               $  106,671     $   117,012
                                                            =============   =============
     LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Trade payables                                           $     3,347     $     1,270
    Deferred revenues                                              2,863           6,047
    Accrued expenses and other accounts payable                   12,385          13,101
                                                            -------------   -------------
  Total current liabilities                                       18,595          20,418
                                                            -------------   -------------
  ACCRUED SEVERANCE PAY                                            3,061           3,353
                                                            -------------   -------------
  Total liabilities                                               21,656          23,771
                                                            -------------   -------------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:
    Ordinary shares of NIS 0.1 par value:
     Authorized - 25,000,000 shares as of
     December 31, 2002 and 2003; Issued
     -20,152,045 as of December 31, 2002 and 2003;
     Outstanding - 18,285,930 and
     19,344,849 shares as of
     December 31, 2002 and 2003, respectively                        187             187
    Additional paid-in capital                                   104,586         104,663
    Deferred stock compensation                                     (117)              -
    Treasury stock (1,866,115 and 807,196
     Ordinary shares as of December 31,
     2002 and 2003, respectively)                                (11,757)         (5,075)
    Accumulated deficit                                           (7,884)         (6,534)
                                                            -------------   -------------
  Total shareholders' equity                                      85,015          93,241
                                                            -------------   -------------
  Total liabilities and shareholders' equity                 $   106,671     $   117,012
                                                            =============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except per share data

                                                            Year ended December 31,
                                                    ---------------------------------------
                                                        2001         2002          2003
                                                    ------------ ------------- ------------
 Revenues:
    Hardware products                                 $  29,683   $  36,336     $ 38,059
    License and royalties                                10,027       6,619        7,463
    Services and other                                    6,517       6,140        5,782
                                                    ------------ ------------  ------------
 Total revenues                                          46,227      49,095       51,304
 Cost of revenues                                        10,362      10,946       11,351
                                                    ------------ ------------  ------------
 Gross profit                                            35,865      38,149       39,953
                                                    ------------ ------------ -----------
 Operating expenses:
    Research and development expenses                    17,933      15,338       14,573
    Marketing and selling expenses, net                  16,735      18,624       19,969
    General and administrative expenses                   4,438       4,098        4,040
    Restructuring costs                                   3,023           -            -
                                                    ------------ ------------ ------------
 Total operating expenses                                42,129      38,060       38,582
                                                    ------------ ------------ ------------
 Operating income (loss)                                 (6,264)         89        1,371
 Financial income, net                                    4,652       2,667        2,130
                                                    ------------ ------------ ------------
 Net income (loss)                                    $  (1,612)  $   2,756     $  3,501
                                                    ============ ============ ===========
 Basic net earnings (loss) per Ordinary share         $   (0.09)  $    0.15     $   0.19
                                                    ============ ============ ===========
 Diluted net earnings (loss) per Ordinary share       $   (0.09)  $    0.15     $   0.18
                                                    ============ ============ ===========





The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                Ordinary shares     Additional   Deferred                                  Total
                                             --------------------    paid-in      stock      Treasury    Accumulated  Shareholders'
                                                Number     Amount     capital   compensation    stock      deficit       equity
                                             ----------    -------  ---------- ------------- ----------- ------------ ------------
Balance as of January 1, 2001                 19,144,984   $  165   $ 103,849   $     (641)  $       -   $   (9,028)  $   94,345
  Purchase of treasury stock                  (1,585,446)       -           -            -      (9,903)           -       (9,903)
  Options exercised                              744,706       17         924            -           -            -          941
  Payment of issuance expenses                         -        -        (550)           -           -            -         (550)
  Amortization of deferred compensation                -        -         (14)         342           -            -          328
  Net loss                                             -        -           -            -           -       (1,612)      (1,612)
                                             -----------   -------  ---------- ------------  ----------  -----------  -----------
Balance as of December 31, 2001               18,304,244      182     104,209         (299)     (9,903)     (10,640)      83,549
  Purchase of treasury stock                    (280,669)       -           -            -      (1,854)           -       (1,854)
  Exercise of options by employees               262,355        5         377            -           -            -          382
  Amortization of deferred stock
   compensation                                        -        -           -          182           -            -          182
  Net income                                           -        -           -            -           -        2,756        2,756
                                             -----------   -------- ----------- ------------ ----------- ------------ ------------
Balance as of December 31, 2002               18,285,930      187     104,586         (117)    (11,757)      (7,884)      85,015
  Purchase of treasury stock                     (14,000)       -           -            -         (77)           -          (77)
  Exercise of options by employees             1,072,919        -          77            -       6,759       (2,151)       4,685
  Amortization of deferred stock
   compensation                                        -        -           -          117           -            -          117
  Net income                                           -        -           -            -           -        3,501        3,501
                                             -----------   -------- ----------- ------------ ----------- ------------ ------------
Balance as of December 31, 2003               19,344,849   $  187   $ 104,663   $        -   $  (5,075)  $   (6,534)   $  93,241
                                             ===========   ======== =========== ============ =========== ============ ============





The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                              Year ended December 31,
                                                            ------------------------------------------
                                                                  2001            2002           2003
                                                            -----------    ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $  (1,612)    $  2,756       $  3,501
   Adjustments required to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation                                                  2,407        2,665          1,926
    Gain on sale of property and equipment                            -           (2)           (45)
    Accrued interest and amortization of premium on
    held-to-   maturity marketable securities and bank
    deposits                                                          -         (263)          (513)
    Accrued severance pay, net                                      279          748           (238)
    Amortization of deferred stock compensation                     328          182            117
    Decrease (increase) in trade receivables, net                 1,947       (4,427)           820
    Decrease (increase) in other accounts receivable and
    prepaid    expenses                                            (208)      (1,577)           124
    Decrease in inventories                                       3,072          888             27
    Increase (decrease) in trade payables                        (2,951)       2,582         (2,077)
    Increase (decrease) in deferred revenues                     (6,807)        (628)         3,184
    Increase in accrued expenses and other accounts
      payable                                                     3,592        2,314            716
    Other                                                           174            -              -
                                                            -----------    -----------    ------------

 Net cash provided by operating activities                          221        5,238          7,542
                                                            -----------    -----------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in short-term investments                           (13,235)           -              -
   Increase in long-term investments                            (10,429)           -              -
   Proceeds from redemption of held-to-maturity
    marketable securities                                             -       45,810         56,811
   Purchase of held-to-maturity marketable securities                 -      (44,800)       (73,600)
   Proceeds from withdrawal of bank deposits                          -       36,998         18,476
   Purchase of bank deposits                                          -      (33,167)       (10,119)
   Purchase of property and equipment                            (2,045)      (1,705)        (1,300)
   Proceeds from sale of property and equipment                     146          225            182
                                                            -----------    -----------    ------------
 Net cash provided by (used in) investing activities            (25,563)       3,361         (9,550)
                                                            -----------    -----------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of share capital                                        941            -              -
   Purchase of treasury stock                                    (9,903)      (1,854)           (77)
   Exercise of options by employees                                   -          382              -
   Payment of issuance expenses                                    (550)           -              -
   Repayment of long-term bank loans                                (46)         (19)             -
   Issuance of Ordinary shares and treasury stock for
   cash upon exercise of options                                      -            -          4,693
                                                            -----------    -----------    ------------
 Net cash provided by (used in) financing activities             (9,558)      (1,491)         4,616
                                                            -----------    -----------    ------------
 Increase (decrease) in cash and cash equivalents               (34,900)       7,108          2,608
 Cash and cash equivalents at the beginning of the year          41,617        6,717         13,825
                                                            -----------    -----------    ------------
  Cash and cash equivalents at the end of the year            $   6,717     $ 13,825       $ 16,433
                                                            ===========    ===========    ============
  Supplemental disclosure of cash flow activities:
  ------------------------------------------------
    Cash paid during the year for:
    Interest                                                 $        4      $     -       $      -
                                                            ===========    ===========    ============
 Supplemental disclosure of non-cash flow investing and
 financing activities:
 ---------------------
   Issuance of Ordinary shares upon sale of treasury
    stock                                                    $        -      $     -       $      8
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

          Commencing in 2001, the Company operates under two reportable segments: 1) the "networking" business unit (or "NBU"), which focuses on a networking product and is responsible for developing networking products for IP-centric voice, video and data conferencing services; and 2) the "technology" business unit (or "TBU"), which focuses on creating developer toolkits for the underlying IP communication protocols and testing tools needed for real-time voice and video over IP.

          The Company has four wholly-owned subsidiaries: Radvision Inc., in the United States, Radvision B.V., in the Netherlands, Radvision HK in Hong Kong, and Radvision U.K. in the United Kingdom. The subsidiaries are primarily engaged in the sale and marketing of the Company's products and technology.

          Revenues  derived  from  the  Company's   largest  customer  in  2003,
          represented 21% of total sales (see Note 10c).


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

          The consolidated financial statements are prepared according to United States generally accepted accounting principles ("U.S. GAAP").

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          c.   Financial statements in U.S. dollars:

               The Company and its subsidiaries' revenues are generated in U.S. dollars ("dollar"). In addition, a significant portion of the Company and its subsidiaries' costs is incurred in dollars. The Company's management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

               Accordingly, the Company and its subsidiaries' transactions and balances denominated in dollars, are presented at their original amounts. Non-dollar transactions and balances have been remeasured into dollars in accordance with Statement of the Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No.52"). All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies, are reflected in the statements of operations as financial income or expenses, as appropriate, and have not been material for all periods presented.

          d.   Cash equivalents:

               Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less at the date acquired.

          e.   Marketable securities:

               The Company accounts for investments in debt securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. The amortized cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, accretion and decline in value judged to be other than temporary and interest are included in financial income, net.

          f.   Short-term bank deposits:

               Short-term bank deposits are deposits with maturities of more than three months but less than one year. The deposits are in dollars and bear interest at an average rate of 3.75% at December 31, 2003. The short-term deposits are presented at their cost, including accrued interest.

          g.   Long-term bank deposits:

               Bank deposits with maturities of more than one year are presented at their cost plus accrued interest. The deposits are in dollars and bear interest at an average rate of 2.25% at December 31, 2003.

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

               Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence. The Company and its subsidiaries periodically evaluate the quantities on hand, relative to current and historical selling prices, and historical and projected sales volume and aging inventory. Based on this evaluation, provisions are made when required to write inventory down to its market prices. As a result of adjusted forecast of revenues for the years 2003 and 2004, and the decision to discontinue selling certain products, the Company and its subsidiaries wrote off excess inventories in order to adjust the inventory level to the new revenue expectations. The Company's provision for slow-moving items or technological obsolescence was $ 2,914, $ 3,310 and $ 2,452 as of December 31, 2001, 2002 and 2003, respectively.

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

          i.   Property and equipment:

               Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                 %
                                                    --------------------------
               Computers and peripheral equipment              15-33
               Office furniture and equipment                  7-15
               Motor vehicles                                   15
               Leasehold improvements               Over the term of the lease


          j.   Impairment of Long-Lived Assets:

               The Company and the subsidiaries' long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2003, no impairment losses have been identified.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          k.   Severance pay:

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

               Severance pay expenses for the years ended December 31, 2001, 2002 and 2003, amounted to approximately $ 279, $ 748 and $ 390, respectively.

          l.   Revenue recognition:

               The Company and its subsidiaries  generate  revenues mainly from:
               1) sales of systems; 2) licensing the rights to use its software products royalty income; 3) maintenance and support; and 4) customization projects. The Company and its subsidiaries sell their hardware products through OEMs, system integrators and value added resellers, all of whom are considered end-users.

               Software licensing, royalties and other revenues:

               The Company accounts for software sales in accordance with Statement of Position 97-2,"Software Revenue Recognition," ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. In addition the Company has adopted Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions", ("SOP 98-9"). SOP 98-9 requires that revenue be recognized under the "residual method" when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements, VSOE does not exist for all of the delivered elements and all other SOP 97-2 revenue recognition criteria are met. Under the residual method any discount in the arrangement is allocated to the delivered element.

               Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

               Maintenance and support revenue included in multiple element arrangements is deferred and recognized on a straight-line basis over the term of the maintenance and support agreement. The VSOE of fair value of the undelivered elements (maintenance and support fees) is determined based on the price charged for the undelivered element when sold separately.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               In agreements for which the customer requires a 30-day acceptance provision, the Company and its subsidiaries defer the recognition of revenues until the receipt of the acceptance confirmation.

               Certain royalty agreements provide for per unit royalties to be paid to the Company based on the shipments by customers of units containing the Company's products. Revenues under such agreements are recognized at the time of shipments by the customers as they are reported to the Company by these customers on cash basis. Non-refundable payments on account of future royalties from similar agreements are recognized upon payment, provided that no future obligation exists.

               Revenues from professional services are recognized based on Statement of Position No. 81-1 "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1"), using contract accounting on a percentage of completion method, based on completion of agreed-upon milestones and in accordance with the "Output Method" or based on the time and material basis. After delivery of milestone, if uncertainty exists about customer acceptance, revenue is not recognized until acceptance. Provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. As of December 31, 2003, no such estimated losses were identified.

               Deferred  revenue   includes   unearned  amounts  received  under
               maintenance and support contracts, and amounts received from customers but not recognized as revenues.

               The Company offers a one-year warranty for all of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. For products sold in the United States, the Company provides a basic limited warranty, including parts and labor, for all products for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

               Sales of system:

               Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No.104, "Revenue Recognition" ("SAB No.104"), when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectibility is probable.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)


               The Company and its subsidiaries generally do not grant a right of return to its customers. When returns are expected and estimated, the Company defers revenue until the probability for such returns expires, at which time revenue is recognized provided that all other revenue recognition criteria are met. The Company maintains provision for product returns; based on its experience in accordance with Statement of Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists". The provision has been immaterial for the years ended December 31, 2001, 2002 and 2003.


               In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The consensus requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized over the life of the arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item in a bundled sales arrangement. If the fair value is not available for the delivered items, the residual method must be used. This method requires that the amount allocated for the undelivered items in the arrangement be recorded at their full fair value. This results in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact upon the Company's financial position, cash flows or results of operations.

          m.   Research and development costs:

               Research and development costs are charged to the statement of operations, as incurred. Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

               Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working models and the point at which the products are ready for general release have been insignificant. Therefore, all research and development costs have been expensed.

          n.   Non-royalties bearing grants:

               The Company received grants from the Israel U.S Binational Industrial Research and Development Foundation and the Chief Scientist Office (see Note 7a). These grants are recognized at the time the Company is entitled to such grants on the basis of the costs incurred and included as a deduction of research and development costs.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          o.   Income taxes:

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

          p.   Fair value of financial instruments:

               The Company and its subsidiaries, in estimating the fair value of their financial instruments used the following methods and assumptions for disclosures of financial instruments:

               The carrying amount reported in the balance sheet for cash and cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of such instruments.

               The fair value of held to maturity marketable securities is based on amortized cost, which does not differ significantly from the quoted market prices (see Note 3).

          q.   Accounting for stock-based compensation:

               The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock options. Under APB No. 25, when the exercise price of the employee's options equals or is higher than the market price of the underlying Company share on the date of grant, no compensation expense is recognized.

               The Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amended certain provisions of Statement of Financial Accounting Standard No.123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. The Company continues to apply the provisions of APB No. 25, in accounting for stock-based compensation.

               Pro forma information regarding the Company's net income (loss) and net earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions; risk-free interest rates of 2.5%, 3% and 2.37% for 2001, 2002 and 2003, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the Company's Ordinary shares of 0.98 for 2001, 0.48 for 2002 and 0.771 for 2003; and a weighted-average expected life of the option of 2.9 years for 2001, 2002 and 2003.

               The weighted average fair values on the grant date, for the years ended December 31, 2001, 2002 and 2003 amounted to $ 3.29, $ 2.03 and $ 4.25, respectively.

               The following table illustrates the effect on net income (loss) and net earnings (loss) per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:


                                                       Year ended December 31,
                                               ---------------------------------------
                                                  2001          2002          2003
                                               -----------   -----------   -----------

   Net income (loss) as reported                $  (1,612)    $   2,756     $   3,501
                                               ===========   ===========   ===========
    Add: stock based compensation expense
     determined under APB 25 intrinsic value    $     328     $     182     $     117
                                              ===========   ===========   ===========
   Deduct: stock-based compensation expense
     determined under fair value method for
     all  awards                                $  (6,687)    $  (5,440)    $  (3,640)
                                               ===========   ===========   ===========
   Pro forma net loss                           $  (7,971)    $  (2,502)    $     (22)
                                               ===========   ===========   ===========
   Basic net earnings (loss) per share, as
     reported                                   $   (0.09)    $    0.15     $    0.19
                                               ===========   ===========   ===========
    Pro forma basic net loss per share          $   (0.42)   $    (0.14)    $    *)-
                                               ===========   ===========   ===========
   Diluted earnings (loss( per share as
     reported                                   $   (0.09)    $    0.15     $    0.18
                                               ===========   ===========   ===========
    Pro forma diluted net loss per share        $   (0.42)   $    (0.14)    $    *)-
                                               ===========   ===========   ===========

   *) Represents amounts lower than $ 0.01



          r.   Concentration of credit risk:

               Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, short-term bank deposits, trade receivables and long-term bank deposits.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)


               The majority of the Company's cash and cash equivalents, short-term and long-term bank deposits are invested in dollar investments with major banks in Israel and the U.S. Such cash and cash equivalents, short-term and long-term bank deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. However, management believes that the financial institutions that hold the Company's investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.

               The marketable securities of the Company and its subsidiaries include investments in debentures of U.S corporations, and state and political subdivisions. Management believes that the portfolio is well diversified, and accordingly, minimal credit risk exists with respect to these marketable securities.

               The trade receivables of the Company and its subsidiaries related to NBU business are derived from sales to large and solid organizations located mainly in North America, Europe, Far East and Israel. The Company and its subsidiaries perform ongoing credit evaluations of their customers and to date have not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiaries have determined to be doubtful of collection and by a general reserve. In certain circumstances, the Company and its subsidiaries may require letters of credit, other collateral or additional guarantees.

               The Company and its subsidiaries' trade receivables related to TBU business are derived from sales to emerging companies located mainly in North America, Europe, the Far East and Israel. The Company and its subsidiaries perform ongoing credit evaluations of their customers and when uncertainty of collectibility exists, the Company and its subsidiaries defer revenues until such uncertainty expires.

               As of December 31, 2003, the current balance of one customer accounted for 21.7% of the Company's trade receivables for a total of approximately $ 1,884.

               The Company and its subsidiaries do not have significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

          s.   Basic net earnings (loss) per share:

               Basic net earnings (loss) per share is computed based on the weighted average number of Ordinary shares outstanding during the year. For the same periods, diluted net earnings (loss) per share further includes the effect of dilutive stock options outstanding during the year, all in accordance with SFAS No. 128, "Earnings per Share".

               Options outstanding to purchase approximately 2,226,906 and 1,202,258 Ordinary shares for the years ended December 31, 2002 and 2003, respectively, were not included in the computation of diluted net earnings per share, because option exercise price were greater than the average market price of the Ordinary shares and therefore their inclusion would have been anti-dilutive.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 3:- MARKETABLE SECURITIES

          The following is a summary of held-to-maturity securities at December 31, 2003 and 2002:

                                        Amortized cost       Unrealized gains       Estimated fair
                                                                 (losses)                value
                                     --------------------- --------------------- --------------------
                                        2002       2003       2002       2003       2002       2003
                                     --------- ----------- ---------- ---------- ---------  ---------
             Debts of states and       $21,501   $27,212     $   821    $   115    $22,322    $27,327
              political
              subdivisions
             Corporate debentures       27,140    38,688        (876)      (435)    26,264     38,253
                                     --------- ----------- ---------- ---------- ---------  ---------
                                       $48,641   $65,900     $   (55)   $  (320)   $48,586    $65,580
                                     ========= =========== ========== ========== =========  =========

          Gross realized gains or losses for 2003, 2002, and 2001 were not significant.

          The amortized cost and fair value of held-to-maturity debt and securities at December 31, 2003, by contractual maturities, are shown below:

                                                   Amortized       Estimated
                                                      cost         fair value
                                                  ------------    ------------
          Due in one year or less                  $  21,403      $   21,099
          Due after one year through two years        44,497          44,481
                                                  ------------    ------------
                                                   $  65,900      $   65,580
                                                  ============    ============

NOTE 4:- INVENTORIES

          Inventories are composed of the following:

                                                          December 31,
                                                  -----------------------------
                                                      2002            2003
                                                  -------------   -------------
  Raw materials                                     $      194      $      361
  Work-in-progress                                         720             490
  Finished products                                         82             118
                                                  -------------   -------------
                                                    $      996      $      969
                                                  =============   =============


NOTE 5:- PROPERTY AND EQUIPMENT, NET

          Composition of assets, grouped by major classifications, is as follows:

   Computers and peripheral equipment                $    5,780      $    8,153
   Office furniture and equipment                         3,272           2,294
   Motor vehicles                                           591             198
   Leasehold improvements                                 1,536           1,834
                                                  --------------  --------------
                                                         11,179          12,479
   Less - accumulated depreciation                        7,844           9,907
                                                  --------------  --------------
   Depreciated cost                                  $    3,335      $    2,572
                                                  ==============  ==============

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 6:- ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

                                                           December 31,
                                                    ----------------------------
                                                       2002            2003
                                                    ------------   -------------
             Employees and employee accruals         $    1,617      $    2,415
             Accrued expenses                            10,768          10,686
                                                    ------------   -------------
                                                     $   12,385      $   13,101
                                                    ============   =============

NOTE 7:- COMMITMENTS AND CONTINGENCIES

          a. In connection with its research and development, the Company received and accrued participation payments from the Israel U.S. Binational Industrial Research and Development Foundation (BIRD-F), in the total amount of approximately $188. In return for the participation, the Company is committed to pay royalties at a rate of 2.5% of proceeds from the first year's sales and 5% of the proceeds from the succeeding years' sales, up to the amount of the grant. Once the amount of the grant has been repaid, royalties will be payable at the rate of 2.5% of proceeds, until additional royalties equal to one half of the grant amount have been repaid. The Company's total commitment for royalties payable with respect to future sales, based on BIRD-F participations received or accrued, net of royalties paid or accrued, totaled approximately $ 276 as of December 31, 2002 and 2003. Royalties paid or accrued to the BIRD-F amounted to $ 0 during the year 2003.

          b. The Company and its subsidiaries operate from leased premises in Israel, United States, China, the United Kingdom and Hong Kong. The leases expire through October 2005 (some with renewal options). The Company rents their vehicles under operating lease agreements that expire on various dates, the latest of which is in 2005.

               Annual minimum future rental payments due under the above agreements, at the exchange rate in effect on December 31, 2003, are approximately as follows:

                2004             $   1,788
                2005                   869
                               -------------

                                 $   2,657
                               =============

               For the years ended December 31, 2001, 2002 and 2003, rent expenses were $ 1,424, $ 1,556 and $ 1,608, respectively.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 7:- COMMITMENTS AND CONTINGENCIES (Cont.)

          c. The Company is committed to pay royalties to two third parties for the integration of these third parties' technologies into the Company's products. Royalties are payable based on the sales volume of these products, as long as the Company uses these technologies.

               The rates of royalties to one of the third parties are based on a fixed amount per product sold by the Company ranging from $ 1.00 to $ 5.00 (in dollars) per unit sold.

               The agreements pursuant to which the royalties are payable have no expiration date. Annual minimum future royalty payments are approximately as follows as of December 31, 2003:

                 2004           $      25
                              ==============

               The Company paid royalties in the amount of $ 25 in 2003.

          d. In 1998, a third party sent correspondence to the Company's affiliate alleging that some products manufactured by the Company infringe upon patents held by the third party and offered to license these patents to the Company. In subsequent correspondence, the Company's affiliate requested that the third party specifically substantiate each allegation of infringement before the Company's affiliate would be prepared to enter into any licensing arrangements. The Company does not believe that these allegations will have a material adverse effect upon its business, financial position, results of operations or liquidity. The Company's affiliate has received further correspondence from the third party, in which the third party has, among other things, reiterated its claims. The Company's affiliate does not believe the third party has substantiated its claims and has communicated this belief to the third party. The Company's affiliate has advised the Company that the alleged infringement claims are unresolved. The Company's management is unable to determine with any certainty the ultimate outcome of the allegations, and its effect on the Company's business, results of operations and financial condition.

          e. In January 2001, the Company entered into an agreement with related parties, to lease approximately 24,000 square feet of office space in Paramus, New Jersey for a period of 5 years, which space the Company subsequently surrendered. The parties have a dispute with respect to damages caused by this action, if any. In December 2003, the parties proceeded to binding arbitration. The presiding arbitrator issued his final ruling on February 12, 2004 stating the amount owed by the Company is $
               400. The Company accrued sufficient funds for the outcome of this dispute.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 8:- SHAREHOLDERS' EQUITY

          The Ordinary shares of the Company are traded on the NASDAQ National Market.

          Since October 20, 2002, the Ordinary shares of the Company have also been traded on the Tel Aviv Stock Exchange.

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

          b. In February 2001, the Company announced that its Board of Directors authorized the purchase of up to 10% of its outstanding Ordinary shares in the open market, from time to time, at prevailing market prices. No time limit was given with respect to the duration of the share purchase program.

               On August 28, 2002, the Board of Directors authorized an additional purchase of up to $ 10,000 or 2,000,000 of the Company's outstanding Ordinary shares in the open market.

               As of December 31, 2003, the remaining amount of purchased Ordinary shares was 807,196, at a cost of $ 5,075.

               Such repurchases of Ordinary shares are accounted for as treasury stock and result in a reduction of stockholders' equity. When Treasury shares are reissued, the Company accounts for the re-issuance in accordance with Accounting Principles Board No. 6 "Status of Accounting Research Bulletins" ("APB No. 6") and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. In case the repurchase cost is lower than the issuance price, the Company credits the difference to additional paid-in capital.

          c. The Company adopted a key employee share incentive plans which provides for the grant by the Company of option awards to purchase up to an aggregate of 7,484,072 Ordinary shares to officers, employees, directors and consultants of the Company and its subsidiaries and affiliates. The options vest ratably over vesting periods ranging from three to five years. The options expire 5 to 10 years from the date of issuance. The incentive plan provides for the grant of options equal in the amount of up to 4% of the Company's share capital on a diluted basis.

               On April 8, 2003, the Company authorized the issuance of up to 748,997 additional Ordinary shares, of NIS 0.1 par value per share.

               On December 22, 2003, the Board of Directors authorized the issuance of up to 250,000 additional shares to qualify for future grants.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 8:- SHAREHOLDERS' EQUITY (Cont.)

               As of December 31, 2003, 50,098 shares qualify for future grant. Options that are cancelled or forfeited before expiration become available for future grant.

               Transactions related to the share incentive plan during the years ended December 31, 2001, 2002 and 2003, and the weighted average exercise prices per share at the date of grant, are summarized as follows:

                                                           Year ended December 31,
                                        --------------------------------------------------------------
                                              2001                  2002                 2003
                                        ------------------  -------------------- ---------------------
                                                  Weighted             Weighted                Weighted
                                                  average              average                 average
                                                  exercise             exercise                exercise
                                         Amount    price      Amount    price     Amount        price
                                         ------    -----      ------    -----     ------        -----
                                                     $                    $                      $
                                                   -----                -----                   -----
             Options outstanding at
               the beginning of the year 3,228,656  7.48     3,885,872   7.29    4,410,936      6.99
             Granted                     2,284,095  5.65     1,167,000   5.19    1,749,700      8.19
              Exercised                   (744,706) 1.31      (262,355)  1.61   (1,072,919)     4.25
             Forfeited                    (882,173) 8.74      (379,581)  7.88     (332,861)     7.96
                                          --------            --------            --------
              Options outstanding at
               the end of the year       3,885,872  7.29     4,410,936   6.99    4,754,856      7.98
                                         =========  ====     =========   ====    =========      ====
             Options exercisable at
               the end of the year         698,842  8.01     1,485,885   7.53    1,610,343      8.99
                                           =======  ====     =========   ====    =========      ====

               A summary of the options outstanding and exercisable at December 31, 2003, is as follows:

                                        Options outstanding                   Options exercisable
                             ------------------------------------------   ----------------------------
                                              Weighted
                              Outstanding      average       Weighted     Outstanding       Weighted
                                as of         remaining      average          as of         average
              Exercise        December        contractual    exercise       December        exercise
                price          31, 2003         life          prices        31, 2003         prices
            -------------    ------------    -----------    -----------   -------------    -----------
                  $                             Years            $                              $
            -------------                    -----------    -----------                    -----------
               0.68-1.02         105,546           5.64           0.95          81,281           0.95
               1.02-1.53          29,540           5.06           1.18          14,770           1.18
               1.53-2.30          70,466           6.21           1.58          62,026           1.58
               3.45-5.18         870,913           8.17           4.87         291,891           4.93
               5.18-7.77       2,109,347           8.35           6.00         644,396           6.04
              7.77-11.66         928,039           9.19          10.01          23,789           9.59
             11.66-17.49         490,505           3.23          14.83         380,565          14.73
             26.24-28.00         150,500           6.74          28.00         111,625          28.00
                             ------------                                 -------------
                               4,754,856                          7.98       1,610,343           8.99
                             ============                   ===========   =============    ===========

               The amounts of deferred stock compensation recognized arising from the difference between the exercise price and the fair market value on the date of the grant of $ 0 for options granted in the years ended December 31, 2001, 2002 and 2003, are included in shareholders' equity and are amortized over the vesting periods of the options according to APB No. 25. Under APB No. 25, the amortization of deferred compensation expense for the years ended December 31, 2001, 2002 and 2003 amounted to $ 342, $ 182 and $ 117, respectively.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 8:- SHAREHOLDERS' EQUITY (Cont.)

          A summary of the options granted whose exercise prices equal to the market price of the stock on the date of grant as follows:

                                                           Year ended December 31,
                                       ---------------------------------------------------------------
                                               2001                 2002                 2003
                                       -------------------- -------------------- ---------------------
                                                  Weighted              Weighted             Weighted
                                                  average               average              average
                                                  exercise              exercise             exercise
                                        Options    price     Options     price    Options     price
                                       --------- ---------- ---------- --------- ---------- ----------
                                                     $                     $                    $
                                                 ----------            ---------            ----------
             Weighted average
               exercise prices equal
               to fair value at date
               of grant                2,284,095    5.65     1,167,000  5.19     1,749,700     8.19
                                       ========= ==========  ========= ========= ========== ==========

          In the event that cash dividends are declared in the future, such dividends will be paid in NIS or in foreign currency subject to any statutory limitations. The Company does not intend to pay cash dividends in the foreseeable future. The Company has decided not to declare dividends out of tax exempt earnings.(see Note 14).

NOTE 9:- NET EARNINGS (LOSS) PER SHARE

          The following table sets forth the computation of basic and diluted net earnings (loss) per share:

                                                                   Year ended December 31,
                                                         --------------------------------------------
                                                              2001           2002           2003
                                                         --------------  -------------  -------------
             Numerator:
              Net income (loss)                            $   (1,612)     $    2,756     $    3,501
                                                         ==============  =============  =============
             Denominator:
              Weighted average number of Ordinary shares
                outstanding during the
                year used to compute basic net earnings
                (loss) per share                           18,943,014      18,353,052     18,660,444
              Incremental shares attributable to
                exercise of outstanding options
                (assuming proceeds would be used to
                purchase treasury stock)                         *) -         630,278      1,302,816
                                                         --------------  -------------  -------------
               Weighted average number of Ordinary
                shares used to compute diluted net
                earnings (loss) per share                  18,943,014      18,983,330     19,963,260
                                                         ==============  =============  =============
             Basic net earnings (loss) per share           $    (0.09)     $     0.15     $     0.19
                                                         ==============  =============  =============
             Diluted net earnings (loss) per share         $    (0.09)     $     0.15     $     0.18
                                                         ==============  =============  =============
            *) Anti-dilutive.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 10:- SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

          a. Beginning in 2001, the Company operates under two reportable segments: the technology business unit ("TBU") and the networking business unit ("NBU").

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

               Business segment revenues are as follows:

                                               Year ended December 31,
                                             -----------------------------
                                                 2002            2003
                                             -------------  --------------
      TBU:
      License and royalties                   $    6,619      $    7,463
      Services and other                           6,140           5,782
                                             -------------  --------------
     Total technology business unit               12,759           13,245
      NBU                                         36,336           38,059
                                             -------------  --------------
      Total revenues                          $   49,095      $    51,304
                                             =============  ==============
      Business segment operating income
        (loss) is as follows:
      TBU                                     $      552      $     1,766
      NBU                                           (463)            (395)
                                             -------------  --------------
     Total operating income                   $       89      $     1,371
                                             =============  ==============

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 10:- SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION (Cont.)

          b. The Company's sales by geographic area of end-customers are as follows:

                                           Year ended December 31,
                                   -----------------------------------------
                                     2001            2002           2003
                                   ----------    ------------   ------------
      North America, principally
       the United States             $29,245       $ 24,599       $  24,407
      Europe                           8,096         12,029          11,191
      Far East                         6,940         10,200          12,672
      Israel                           1,946          2,267           3,034
                                   ----------    -----------    ------------
                                    $ 46,227       $ 49,095       $  51,304
                                   ==========    ===========    ============
      Long-lived assets by
       geographical regions:
      Israel                        $  3,916       $  2,576       $   1,907
      United States                      445            591             527
      Other                              157            168             138
                                   ----------    -----------    ------------
                                    $  4,518       $  3,335       $   2,572
                                   ==========    ===========    ============

          c.   For the  years  ended  December  31,  2001,  2002 and  2003,  one customer accounted for approximately 35%, 25% and 21%, respectively, of sales for that period. For the year ended December 31, 2002, another customer accounted for approximately 11% of sales for that period.

NOTE 11:- MARKETING AND SELLING EXPENSES, NET

                                                        Year ended December 31,
                                                        -----------------------
                                                         2001    2002   2003
                                                        ------  ------ -------
            Marketing and selling expenses include:
              Royalties to the Government of Israel      $ 80    $  -   $  -
                                                        ======  ====== =======

NOTE 12:- RESTRUCTURING COSTS

          In the  second  quarter  of 2001,  the  Company  recorded  a charge of approximately $ 3,000, primarily relating to severance costs associated with a 13% workforce reduction as part of its plan to reduce operating expenses. As of December 31, 2003, the remaining reserve balance of approximately $ 1,560 is included in other payables and accrued expenses in the balance sheet.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 13:- RELATED PARTIES BALANCES AND TRANSACTIONS

          a.   Balances with related parties:

                                                           December 31,
                                                   -----------------------------
                                                       2002            2003
                                                   -------------   -------------
                 Receivables                        $    610        $     84
                 Trade payables                     $    116        $    179

          b.   Transactions with related parties:

                                                                     Year ended December 31,
                                                            ------------------------------------------
                                                               2001            2002           2003
                                                            -----------    ------------   ------------
                 Revenues (1)                                 $    108       $     199      $       -
                 Cost of revenues (3)                         $    188       $     244      $      66
                 Research and development expenses (2)        $    184       $      44      $     379
                 Marketing, selling, general and
                   administrative expenses (2)                $    116       $     157      $     207
                 Purchase of property and equipment (4)       $    263       $     576      $     530

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

          c.   As for the dispute with related parties, see Note 7e.

NOTE 14:- TAXES ON INCOME

          a. Tax benefits under the Law for the Encouragement of Capital Investment, 1959 ("the Law"):

               The Company's investment program totaling $ 122 has been granted Approved Enterprise status under the Law for Encouragement of Capital Investments, 1959. In addition, the Company was granted Approved Enterprise status for an expansion of a previous program totaling $ 459. The Company has chosen to enjoy "Alternative plan benefits", according to which the Company is entitled to a tax benefit period of seven years, on income derived from these programs, as follows: a full income tax exemption for the first two years and a reduced income tax rate of 25% (instead of the regular rate of 36%) for the remaining five year period. If foreign shareholdings in the Company exceed 25%, the period for which the Company is entitled to a reduced income tax is extended to eight years, and subject to corporate taxes at the reduced rate of 10%-25% (depending on the level of non-Israeli investments in the Company).

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 14:- TAXES ON INCOME (Cont.)

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

               In addition, in July 2003, the Company received a letter of approval for a second expansion of an approved plan. The approved investment amounted to $ 180, which is to be carried out by July 27, 2005.

               The tax-exempt income attributable to the "Approved Enterprise" can be distributed to shareholders without subjecting the Company to taxes only upon the complete liquidation of the Company. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits, currently between 25% for an "Approved Enterprise". As of December 31, 2003, the accumulated deficit of the Company does not include tax-exempt profits earned by the Company's "Approved Enterprise".

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

          b.   Tax reform:

               On July 24, 2002, Amendment 132 to the Israeli Income Tax Ordinance ("the Amendment") was approved by the Israeli parliament and came into effect on January 1, 2003. The principal objectives of the Amendment were to broaden the categories of taxable income and to reduce the tax rates imposed on the employees' income.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 14:- TAXES ON INCOME (Cont.)

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

          c. Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

               Results for tax purposes are measured and reflected in real terms in accordance with the change in the Israeli Consumer Price Index ("CPI"). As explained in Note 2c the consolidated financial statements are presented in dollars. The differences between the change in the Israeli CPI and in the NIS/U.S. dollar exchange rate causes a difference between taxable income or loss and the income or loss before taxes reflected in the consolidated financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

          d. Tax benefits under Israel's Law for the Encouragement of Industry (Taxation), 1969:

               The Company is an "industrial company", as defined by the law for the Encouragement of Industry (Taxes), 1969, and as such, is entitled to claim public issuance expenses, and accelerated depreciation on equipment used by the "Approved Enterprise", over five tax years.

          e. As of December 31, 2003, the Company's net operating loss carryforwards for tax purposes amounted to approximately $
               16,500. These net operating losses may be carried forward indefinitely and offset against future taxable income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax-exempt. Accordingly, the income tax rate of the Company during the tax-exempt period will be zero, and there will be no tax benefit available from these losses and no deferred tax asset has been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

          f. The U.S. subsidiary's carryforward tax losses through December 31, 2003, amounted to approximately $ 14,000. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire in the years 2010 through 2022. In light of the subsidiary's recent history of operating losses, the Company has recorded a valuation allowance for all its deferred tax assets.

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

NOTE 14:-   TAXES ON INCOME (Cont.)

          g.   Deferred income taxes:

               Deferred income taxes reflect the net tax effects of net operating loss carryforward between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets resulting from tax loss carryforward are as follows:

                                                      December 31,
                                             --------------------------------
                                                  2002              2003
                                             --------------    --------------

         Net operating loss carryforward     $      9,540      $     11,540
         Valuation allowance                       (9,540)          (11,540)
                                             --------------    --------------
                                             $          -      $          -
                                             ==============    ==============

               The Company and its subsidiaries provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized. The change in the valuation allowance as of December 31, 2003 was $ 2,000.

          h. The Company's total income (loss) before provision for income taxes is as follows:

                                               Year ended December 31,
                                      ------------------------------------------
                                         2001            2002           2003
                                      -----------    ------------   ------------
                  Domestic (Israel)     $  (965)       $   7,880      $   4,115
                  Foreign                  (647)          (5,124)          (614)
                                      -----------    ------------   ------------
                                        $(1,612)       $   2,756      $   3,501
                                      ===========    ============   ============

          i. A reconciliation between the theoretical tax benefit, assuming all income is taxed at the statutory tax rate applicable to the income of the Company and the actual tax expense as reported in the statements of operations, is as follows:

                                                   Year ended December 31,
                                          --------------------------------------
                                             2001          2002         2003
                                          -----------  ------------ ------------
Net income (loss) before taxes on
  income                                   $  (1,612)   $    2,756   $    3,501
                                          ===========  ============ ============
Theoretical tax expense (benefit)
  computed at the statutory rate (36%)     $    (580)   $      992   $    1,260
Loss and other items for which
  deferred taxes were not provided, net          418        (1,235)      (1,431)
Non-deductible expenses                          162           243          171
                                          -----------  ------------ ------------
 Actual tax expenses                        $      -    $        -   $        -
                                          ===========  ============ ============

                                             RADVISION LTD. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 15:- QUARTERLY INFORMATION (UNAUDITED)

          The Company's quarterly consolidated financial position and statements of operations as of and for each of the quarterly periods in the years ended December 31, 2002, and 2003 are as follows:

                                                                            Three months ended
                                      ----------------------------------------------------------------------------------------------
                                      Mar. 31,     June 30,    Sept. 30,   Dec. 31,    Mar. 31,    June 30,     Sept. 30,   Dec. 31,
                                        2002         2002        2002        2002        2003        2003         2003        2003
                                      ---------- ------------ ---------- ----------- ----------  ------------  ---------- ----------

Revenues                              $   11,557  $   11,707  $   12,158  $   13,673  $   11,053  $   11,605   $   13,080 $   15,566
Cost of revenues                           2,558       2,571       2,615       3,202       2,360       2,598        2,932      3,461
                                      ----------   ---------  ----------  ----------  ----------  -----------  ---------- ----------
Gross profit                               8,999       9,136       9,543      10,471       8,693       9,007       10,148     12,105
                                      ----------  ----------  ----------  ----------  ----------  -----------  ---------- ----------
Operating expenses
Research and development expenses          4,041       3,870       3,815       3,612       3,564       3,596        3,693      3,720
Marketing and selling expenses, net        4,469       4,587       4,642       4,926       4,732       4,853        5,023      5,361
General and administrative expenses          969       1,073       1,071         985         948         976        1,020      1,096
                                      ----------  ----------  ----------- ----------  ----------  -----------  ---------- ----------
Total operating expenses                   9,479       9,530       9,528       9,523       9,244       9,425        9,736     10,177
                                      ----------  ----------  ----------  ----------  ----------  -----------  ---------- ----------
 Operating income  (loss)                   (480)       (394)         15         948        (551)       (418)         412      1,928
Financial income, net                        752         686         634         595         566         560          500        504
                                      ----------  ----------  ----------  ----------  ----------  ----------   ---------- ----------
Net income                            $      272    $    292    $    649    $  1,543    $     15    $    142     $    912   $  2,432
                                      ==========  ==========  ==========  ==========  ==========  ==========   ========== ==========
Basic earnings per Ordinary share     $     0.01    $   0.02    $   0.04    $   0.08    $      -    $   0.01     $   0.05   $   0.13
                                      ==========  ==========  ==========  ==========  ==========  ==========   ========== ==========
Weighted average number of Ordinary
  shares outstanding                  18,168,617  18,063,334  18,137,900  18,218,850  18,331,538  18,473,504   18,743,188 19,093,547
                                      ==========  ==========  =========== ==========  ==========  ==========   ========== ==========
Diluted earnings per Ordinary share   $     0.01    $   0.02    $   0.03    $   0.08    $      -    $   0.01     $   0.05   $   0.11
                                      ==========  ==========  =========== ==========  ==========  ==========   ========== ==========
Weighted average number of shares     19,400,949  18,864,264  18,792,868  18,875,238  19,324,573  19,218,782   20,012,705 21,296,980
                                      ==========  ==========  =========== ==========  ==========  ==========   ========== ==========


                    - - - - - - - - - - - - - - -

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004

                                    RADVISION LTD.

                                                    /S/GAD TAMARI
                                          -------------------------------------
                                                    Gad Tamari
                                     By:  President and Chief Executive Officer
                                              (Principal Executive Officer)

                                                    /S/TSIPI KAGAN
                                          --------------------------------------
                                                    Tsipi Kagan
                                      By:       Chief Financial Officer
                                             (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Name                                     Title
               ----                                     -----

        /s/ Zohar Zisapel
----------------------------------
          Zohar Zisapel                       Chairman of the Board of Directors

          /s/ Gad Tamari
----------------------------------
            Gad Tamari                        Chief Executive Officer, President
                                               and Director
        /s/ Andreas Mattes
----------------------------------
          Andreas Mattes                      Director

        /s/ Efraim Wachtel
----------------------------------            Director
          Efraim Wachtel

        /s/ Joseph Atsmon
----------------------------------            Director
          Joseph Atsmon

      /s/ Liora Katzenstein
----------------------------------            Director
        Liora Katzenstein

Dated: March 15,  2004

                                 RADVISION LTD.

                                  Exhibit Index

     Exhibit   Description
     -------   -----------

     3.1*      Memorandum of Association of the Registrant

     3.2*      Articles of Association of the Registrant

     4.1*      Form of Ordinary Share Certificate

     4.2* Agreement, dated as of April 14, 1995, by and among Registrant, RAD Data Communication Ltd. and Yehuda Zisapel and Zohar Zisapel

     4.3* Agreement, dated as of April 18, 1995, by and among Registrant, Clal Venture Capital Fund LP and Yehuda Zisapel and Zohar Zisapel

     4.4* Agreement, dated as of April 18, 1995, by and among Registrant, Lannet Data Communication Ltd. and Yehuda Zisapel and Zohar Zisapel

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

    10.1***   Form of 2000 Employee Stock Option Plan

    10.2*     Key Employee Share Incentive Plan, as amended

    10.3*     Consultant Option Plan, as amended

    10.4* License Agreement, dated January 13, 1999, between Registrant and RADCOM Ltd.

    10.5* Lease Agreement, dated May 12, 1997, between RADVISION Inc. and RAD Data Communication Inc., as amended

    10.6** Lease Agreement, dated January 19, 2001, between Zohar Zisapel Properties, Inc., Yehuda Zisapel Properties, Inc. and RADVISION Inc.

    11        Statements re computation of per share earning.

    21        Subsidiaries of RADVISION Ltd.

    23.1 Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, with respect to the Registration Statements on Form S-8.

    31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

    31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

    32.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002.
        -------------------
* Incorporated by reference to our registration statement on Form F-1, registration number 333-30916, as amended, filed with the Securities and Exchange Commission.
** Incorporated by reference to our Annual Report on Form 20-F for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.
*** Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.