Form 10-Q
period 2004-03-31
RADVISION LTD
filed 2004-05-10
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

                24 Raul Wallenberg Street, Tel Aviv 69719, Israel
                -------------------------------------------------
                    (Address of Principal Executive Offices)

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

                                 Yes [X] No [ ]

As of May 5, 2004 the Registrant had 19,661,767  Ordinary Shares,  par value NIS
0.1 per share, outstanding.

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

                                 RADVISION LTD.

                                      INDEX

                                                                            Page
--------------------------------------------------------------------------------


Part I - Financial Information:

Item 1.  Condensed Consolidated Balance Sheets as of March 31, 2004 and
            December 31, 2003..................................................4

         Condensed Consolidated Statements of Operations -
            for the Three Months ended March 31, 2004 and 2003.................5

         Condensed Consolidated Statements of Cash Flows -
            for the Three Months ended March 31, 2004 and 2003.................6

         Notes to Condensed Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................12


Item 3.  Quantitative and Qualitative Disclosure About Market Risk............28


Item 4.  Controls and Procedures..............................................29


Part II - Other Information:

Item 1.  Legal Proceedings....................................................30

Item 2.  Changes in Securities and Use of Proceeds............................30

Item 3.  Defaults Upon Senior Securities......................................31

Item 4.  Submission of Matters to a Vote of Security Holders..................31

Item 5.  Other Information....................................................31

Item 6.  Exhibits and Reports on Form 8-K.....................................31

         Signatures...........................................................32

                                             RADVISION LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data


                                                              March 31,      December 31,
                                                                2004            2003
                                                            -------------   -------------
                                                              Unaudited        Audited
                                                            -------------   -------------
     ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                $    26,914     $    16,433
    Short-term bank deposits                                       8,022          13,574
    Short-term marketable securities                              11,645          21,403
    Trade receivables (net of allowance for doubtful
     accounts of $ 1,234 and $1,704 as of March 31,
     2004 and December 31, 2003, respectively)                     8,462           8,685
    Other receivables and prepaid expenses                         3,424           2,704
    Inventories                                                    1,187             969
                                                            -------------   -------------
  Total current assets                                            59,654          63,768
                                                            -------------   -------------

  LONG-TERM ASSETS:
    Long-term bank deposits                                       10,403           4,004
    Long-term marketable securities                               45,285          44,497
    Severance pay fund                                             2,205           2,171
                                                            -------------   -------------

  Total long-term assets                                          57,893          50,672
                                                            -------------   -------------
  PROPERTY AND EQUIPMENT, NET                                      2,558           2,572
                                                            -------------   -------------
  Total assets                                                $   120,105     $  117,012
                                                            =============   =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Trade payables                                           $     2,825     $     1,270
    Deferred revenues                                              7,718           6,047
    Accrued expenses and other accounts payable                    9,830          13,101
                                                            -------------   -------------
  Total current liabilities                                       20,373          20,418
                                                            -------------   -------------
  ACCRUED SEVERANCE PAY                                            3,332           3,353
                                                            -------------   -------------
  Total liabilities                                               23,705          23,771
                                                            -------------   -------------
  SHAREHOLDERS' EQUITY:
    Ordinary shares of NIS 0.1 par value:
     Authorized - 25,000,000 shares as of March
     31, 2004 and December 31, 2003;
     Issued - 20,152,045 shares as of
     March 31, 2004 and December 31, 2003;
     Outstanding - 19,623,566 shares as of March 31,
     2004 and 19,344,849 shares as of December 31, 2003
    Additional paid-in capital                                       187             187
    Deferred stock compensation                                  104,663         104,663
    Treasury stock, at cost (528,479 and 807,196
     Ordinary shares of NIS 0.1 par value as of
     March 31, 2004 and December 31, 2003, respectively)          (3,320)         (5,075)
    Accumulated deficit                                           (5,130)         (6,534)
                                                            -------------   -------------
  Total shareholders' equity                                      96,400          93,241
                                                            -------------   -------------
  Total liabilities and shareholders' equity                 $   120,105     $   117,012
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


                                                     Three months ended
                                                          March 31,
                                               --------------------------------
                                                    2004             2003
                                               ---------------  ---------------
                                                          Unaudited
                                               --------------------------------

 Revenues                                      $     14,261     $     11,053
 Cost of revenues                                     3,097            2,360
                                               ---------------  ---------------
 Gross profit                                        11,164            8,693
                                               ---------------  ---------------

 Operating costs and expenses:
   Research and development                           3,780            3,564
   Marketing and selling                              5,837            4,732
   General and administrative                         1,240              948
   Restructuring income                              (1,061)               -
                                               ---------------  ---------------
 Total operating costs and expenses                   9,796            9,244
 -----                                         ---------------  ---------------

 Operating income (loss)                              1,368             (551)
 Financial income, net                                  412              566
                                               ---------------  ---------------
 Net income                                    $      1,780     $         15
                                               ===============  ===============

 Basic net earnings per Ordinary share         $       0.09     $          -
                                               ===============  ===============

 Diluted earnings per Ordinary share           $       0.08     $          -
                                               ===============  ===============




The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                             Three months ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                            2004             2003
                                                                       --------------   --------------
                                                                                  Unaudited
                                                                        -------------------------------
 Cash flows from operating activities:
 -------------------------------------
  Net income                                                            $     1,780      $        15
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                530              612
    Accrued interest and amortization of premium on held-to-maturity
     marketable securities and bank deposits                                    832              453
    Severance pay, net                                                          (55)              38
    Amortization of deferred stock-based compensation                             -              117
    Decrease in trade receivables, net                                          223            4,188
    Decrease (increase) in other receivables and prepaid expenses              (634)              67
    Decrease (increase) in inventories                                         (218)             456
    Increase (decrease) in trade payables                                     1,555           (2,450)
    Increase in deferred revenues                                             1,671              325
    Decrease in other payables and accrued expenses                          (3,271)          (1,001)
                                                                       --------------   --------------
 Net cash provided by operating activities                                    2,413            2,820
                                                                       --------------   --------------

 Cash flows from investing activities:
 -------------------------------------
  Proceeds from redemption of held-to-maturity marketable securities         20,380           14,586
  Purchase of held-to-maturity marketable securities                        (11,906)          (4,715)
  Proceeds from withdrawal of bank deposits                                  11,735            2,533
  Purchase of bank deposits                                                 (12,919)               -
  Purchase of property and equipment                                           (516)            (448)
                                                                       --------------   --------------
 Net cash provided by investing activities                                    6,774           11,956
                                                                       --------------   --------------

 Cash flows from financing activities:
 -------------------------------------
  Issuance of Ordinary shares and treasury stock for cash upon
   exercise of options                                                        1,294              142
  Exercise of options by employees                                                -               15
                                                                       --------------   --------------
 Net cash provided by financing activities                                    1,294              157
                                                                       --------------   --------------
 Increase in cash and cash equivalents                                       10,481           14,933
 Cash and cash equivalents at the beginning of the period                    16,433           13,825
                                                                      --------------   --------------
 Cash and cash equivalents at the end of the period                     $    26,914      $    28,758
                                                                       ==============   ==============

 Supplemental disclosure of non-cash flow from investing and financing activities:
 ---------------------

  Issuance of Ordinary shares upon sale of Treasury stock               $        86      $       169
                                                                       ==============   ==============
  Loss on issuance of Ordinary shares upon sale of Treasury stock       $       375      $       551
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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

          The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2003 are applied consistently in these financial statements.

          a.   Use of estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          b. For further information, refer to the consolidated financial statements as of December 31, 2003.

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

               Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black - Scholes Option Valuation Model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003:

                                                                           Three months ended
                                                                               March 31,
                                                                      ----------------------------
                                                                          2004           2003
                                                                      ------------   -------------
                                                                                Unaudited
                                                                      ----------------------------
              Risk free interest                                            2.47%            2%
              Dividend yields                                                 0%             0%
              Volatility                                                    0.438           0.44
              Expected life                                                   4              4

              Pro forma information under SFAS No. 123:

              Net income as reported                                    $   1,780      $       15
                                                                      ============   =============

              Add: stock based compensation expense determined
                under APB 25                                            $       -      $       22
                                                                      ============   =============

              Deduct: stock-based compensation expense
                determined under fair value method for all awards       $     870      $      867
                                                                      ============   =============

              Pro forma net loss                                        $     910      $     (830)
                                                                      ============   =============

              Basic earnings per share, as reported                     $     0.09     $        -
                                                                      ============   =============

              Diluted earnings per share, as reported                   $     0.08     $        -
                                                                      ============   =============

              Pro forma basic net income (loss) per share               $     0.05     $    (0.04)
                                                                      ============   =============

              Pro forma diluted net income (loss) per share             $     0.04     $    (0.04)
                                                                      ============   =============

NOTE 3:- UNAUDITED INTERIM FINANCIAL STATEMENTS

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.


NOTE 4:- INVENTORIES

                                                  March 31,        December 31,
                                                     2004              2003
                                                 --------------   --------------
                                                  Unaudited          Audited
                                                 ---------------   -------------

           Raw materials                          $      435        $     361
           Work in progress                              648              490
           Finished products                             104              118
                                                 --------------   --------------
                                                  $    1,187        $     969
                                                 ==============   ==============


NOTE 5:- ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE


           Employees and employee accruals        $    2,144        $   2,415
           Accrued expenses                            7,686           10,686
                                                 --------------   --------------
                                                  $    9,830        $  13,101
                                                 ==============   ==============

NOTE 6:- RESTRUCTURING INCOME

          In January 2001, the Company entered into an agreement with related parties to lease approximately 24,000 square feet of office space in Paramus, New Jersey for a period of 5 years, which space the Company subsequently surrendered. The parties have a dispute with respect to damages caused by this action, if any. In December 2003, the parties proceeded to binding arbitration. The presiding arbitrator issued his final ruling on February 12, 2004 stating the amount owed by the Company is $ 400. The Company recorded an amount of $ 1,061 as restructuring income, representing the surplus of its accruals in former periods.

NOTE 7:- SEGMENTS AND CUSTOMER INFORMATION

                                                     Three months ended
                                                         March 31,
                                                -----------------------------
                                                    2004            2003
                                                -------------   -------------
                                                         Unaudited
                                                -----------------------------
            Revenues:
              Product sales                     $   10,166      $    7,686
              Software sales                         4,095           3,367
                                                -------------   -------------
            Total revenues                      $   14,261      $   11,053
            -----                               =============   =============

            Cost of revenues:
              Product sales                     $    2,827      $    2,353
              Software sales                           270               7
                                                -------------   -------------
            Total cost of revenues              $    3,097      $    2,360
            -----                               =============   =============


NOTE 8:- EARNINGS PER SHARE

          The following table sets forth the calculation of basic and diluted earnings per share:

                                                           Three months ended
                                                               March 31,
                                                       -------------------------
                                                           2004           2003
                                                       ------------   ----------
                                                               Unaudited
                                                       -------------------------
     Numerator:
       Net income                                      $     1,780   $        15
                                                       ============  ===========
       Diluted earnings per share - income             $     1,780   $        15
                                                       ============  ===========

     Number of shares:
       Denominator:
        Denominator for basic earnings per
         share - weighted average of Ordinary shares 19,484,208 18,331,538 Effect of dilutive securities:
        Employee stock options and unvested
         restricted shares                               2,082,575       993,035
                                                       ------------  -----------
                                                        21,566,783    19,324,573
                                                       ============  ===========

NOTE 9:- SIGNIFICANT EVENTS

          During the first quarter of 2004, certain of the Company's employees exercised their options to purchase the Company's shares, which were included as Treasury stock. As a result of this transaction, the Company has recorded a loss in the amount of approximately $ 375 as an addition to accumulated deficit.




                             - - - - - - - - - - - -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

This information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 contained in our 2003 Annual Report on Form 10-K. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts. We remind shareholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors that could cause the future results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, but are not limited to, the uncertainties and factors included in the section entitled "Risk Factors" and elsewhere in this Quarterly Report.

Overview

We are the industry's leading provider of high quality, scalable and easy-to-use products and technologies for videoconferencing, video telephony, and the development of converged voice, video and data over IP and 3G networks. We have approximately 450 customers worldwide including Alcatel, Cisco, FastWeb, NTT/DoCoMo, Philips, Panasonic, Samsung, Shanghai Bell, Siemens, Sony and Tandberg. Hundreds of thousands of end-users around the world today communicate over a wide variety of networks using products and solutions based on or built around our multimedia communication platforms and software development solutions.

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

Our Technology Business Unit, or TBU, is a one-stop shop of voice and video over IP and 3G Development toolkits. The TBU provides protocol development tools and platforms, as well as associated solutions such as testing platforms and IP phone toolkits that enable equipment vendors and service providers to develop and deploy new IP and 3G-based converged networks, services, and technologies. Our TBU also provides professional services to our customers, assisting them with integrating our technology into their products. RADVISION's TBU solutions include developer toolkits for SIP, MEGACO/H.248, MGCP, H.323, and 3G-324M. It also includes RADVISION's ProLab(TM) Test Management Suite and IP phone toolkit. Today you may find RADVISION toolkits implemented in a wide range of environments from chipsets to simple user devices like IP phones, and from integrated video systems through carrier class network devices like gateways, switches, soft switches and 3G multimedia gateways.

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

Critical Accounting Judgments

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, "Financial Statements - Note 2
- Significant Accounting Policies," of this Quarterly Report on Form 10-Q and
Item 8 of Part II, "Financial Statements and Supplementary Data - Note 2 - Significant Accounting Policies," of our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Critical Accounting Policies

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

Results of Operations

The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:

                                                              Three months
                                                             ended March 31,
                                                             ---------------
                                                              2004     2003
                                                              ----     ----
                                                                %        %
        Revenues
           Networking products..............................  71.3     70.0
           Technology products..............................  28.7     30.0
           Total revenues................................... 100.0    100.0
        Cost of revenues
           Networking products..............................  19.8     21.3
           Technology products..............................   1.9      0.1
           Total cost of revenues...........................  21.7     21.4
        Gross profit........................................  78.3     78.6
        Operating expenses
           Research and development.........................  26.5     32.2
           Marketing and selling............................  40.9     42.8
           General and administrative.......................   8.7      8.6
        Total operating expenses............................  76.1     83.6
        Operating income (loss), before restructuring
           income...........................................   2.2     (5.0)
        Restructuring income                                   7.4      -
        Operating income (loss)                                9.6     (5.0)
        Financial income....................................   2.9      5.1
        Net income..........................................  12.5      0.1

Three  Months  Ended March 31, 2004  Compared  with Three Months Ended March 31,
2003

Revenues. We generate revenues from sales of our networking products that are primarily sold in the form of stand-alone products, and our technology products that are primarily sold in the form of software development kits, as well as related maintenance and support services. We generally recognize revenues from the sale of our products upon shipment and when collection is probable. Revenues generated from maintenance and support services are deferred and recognized ratably over the period of the term of service. We price our networking products on a per unit basis, and grant discounts based upon unit volumes. We price our software development kits on the basis of a fixed-fee plus royalties from products developed using the software development kits. We sell our products and technology through direct sales and various indirect distribution channels in North America, Europe, the Middle East and the Far East.

Our revenues increased from $11.1 million for the three months ended March 31, 2003 to $14.3 million for the three months ended March 31, 2004. This increase was due to a $2.5 million increase in sales of our networking products, and a $730,000 increase in sales of our technology products. The results reflect better than expected TBU product sales with especially strong sales in the U.S. and Asia Pacific. The results include on-target performance by our NBU, with better than forecast sales in the U.S. and EMEA, offsetting lower than expected Asia Pacific sales due to a slow start to the quarter in China.

Revenues from networking products increased from $7.7 million for the three months ended March 31, 2003 to $10.2 million for the three months ended March 31, 2004, an increase of $2.5 million or 32%. Revenues from sales of our ViaIP product lines increased from $5.3 million in the three months ended March 31, 2003 to $9.9 million in the three months ended March 31, 2004. This increase was offset in great measure by a decrease in revenues of $1.3 million from other product sales and $900,000 from our OnLan product line.

Revenues from technology products increased from $3.4 million for the three months ended March 31, 2003 to $4.1 million for the three months ended March 31, 2004. Revenues from licenses and royalties increased from $1.3 million and $563,000 in the three months ended March 31, 2003 to $1.8 million and $900,000, respectively, in the three months ended March 31, 2004. Maintenance revenues declined from $1.3 million in the three months ended March 31, 2003 period to $1 million in the three months ended March 31, 2004, which decline was offset in part from increased revenue from professional services with respect to research and development, which activity accounted for $400,000 in revenues in the three months ended March 31, 2004 compared to $230,000 in the three months ended March 31, 2003.

Revenues from sales to customers in the United States increased from $4.4 million, or 39.6% of revenues, for the three months ended March 31, 2003 to $8.0 million, or 55.9% of revenues. For the three months ended March 31, 2004, an increase of $3.6 million, or 81.8%. This increase in sales to customers in the United States was primarily attributable to increased market demand for our networking products in this region.

Revenues from sales to customers in Europe and the Middle East increased from $3.7 million for the three month period ended March 31, 2003, or 33.3% of revenues, to $4.0 million, or 28.0% of revenues, for the three months ended March 31, 2004.

Revenues from sales to customers in the Asian Pacific region decreased from $3.0 million, or 27.0% of revenues, for the three months ended March 31, 2003 to $2.3 million, or 16.1% of revenues, for the three months ended March 31, 2004, a decrease of $700,000 or 23.3% due to a slow start in the quarter in China.

Cost of Revenues. Cost of revenues increased from $2.4 million for the three month period ended March 31, 2003 to $3.1 million for the three months ended March 31, 2004, an increase of $740,000, or 31.3%. Gross profit as a percentage of revenues decreased slightly from 78.6% for the three months ended March 31, 2003 to 78.3% for the three months ended March 31, 2004, due to the increased proportion of NBU product sales that have lower profit margins.

Research and Development. Research and development expenses increased from $3.6 million for the three months ended March 31, 2003 to $3.8 million for the three months ended March 31, 2004, an increase of $200,000 or 5.6%.

Marketing and Selling. Marketing and selling expenses increased from $4.7 million for the three months ended March 31, 2003 to $5.8 million for the three months ended March 31, 2004, an increase of $1.1 million or 23.4%. Marketing and selling expenses as a percentage of revenues decreased from 42.3% for the three months ended March 31, 2003 to 40.6% for the three months ended March 31, 2004. This increase was primarily attributable to an increase in personnel expenses.

General and Administrative. General and administrative expenses increased from $948,000 for the three months ended March 31, 2003 to $1.2 million for the three months ended March 31, 2004, an increase of $300,000 or 31.6%. This increase was primarily attributable to an increase in personnel expenses. General and administrative expenses as a percentage of revenues were 8.6% for the three months ended March 31, 2003 and 8.4% for the three months ended March 31, 2004.

Operating Gain (Loss). We recorded an operating gain of $307,000 before a restructuring income of $1.1 million, or $1.4 million including the restructuring income, for the three months ended March 31, 2004 as compared to a operating loss of $551,000 for the three months ended March 31, 2003. The restructuring income represents the surplus of accruals recorded in former periods relating to an arbitration involving our company and the related parties from whom we had leased office space that was subsequently surrendered.

Financial Income. We recorded financial income of $412,000 for the three months ended March 31, 2004 compared to $566,000 for the three months ended March 31, 2004. This income was principally derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our financial income declined principally as a result of lower prevailing interest rates.

Liquidity and Capital Resources

We generated $2.4 million from operating activities for the three months ended March 31, 2004 compared to $2.8 million in the same period in 2003. This amount was primarily attributable to higher net income of $1.8 million, a $220,000 decrease in trade receivables, an increase of $1.5 million in trade payables, and depreciation expenses of $530,000. These increases in cash generated by our operating activities were offset in part by a $1.6 million decrease in other payables, deferred revenues and accrued expenses. The increase in inventories for the three months ended March 31, 2004 was primarily due to increased revenues. Net cash provided by investing activities was approximately $6.8 million for the three months ended March 31, 2004. During the three months ended March 31, 2004, $516,000 of cash used in investing activities was for purchases of property and equipment.

Our financing activities generated $1.3 million for the three months ended March 31, 2004 compared to $157,000 in the same period in 2003. This amount was primarily attributable to proceeds from the exercise of employee stock options.

Our capital requirements are dependent on many factors, including market acceptance of our products and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. We plan to pursue strategic initiatives and make operating investments in 2004 as we position our company to realize on what we perceive to be increasing market opportunities in the coming years. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures. We do not believe that our capital expenditures and lease commitments will increase for the foreseeable future due to the anticipated slowdown in the growth of our operations, infrastructure and personnel. Nevertheless, we may establish additional operations as we expand globally.

We plan to pursue strategic initiatives and make operating investments in 2004 as we position our company to realize what we perceive to be increasing market opportunities in the coming years.

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

On August 28, 2002, we announced that our board of directors had authorized the repurchase of up to $10 million or 2 million of our ordinary shares in the open market from time to time at prevailing market prices. During April 2003, we started to repurchase our ordinary shares based on the instruction of our board of directors. As of March 31, 2004 we had purchased 14,000 ordinary shares at a total cost of $78,000, or an average price of $5.55 per share.

        Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements. In addition, we have no unconsolidated special purpose financing or partnership entities that are likely to create material contingent obligations.

        Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments, including obligations of discontinued operations, as of March 31, 2004.

Contractual Obligations                                 Payments due by Period
-----------------------------------  -----------------------------------------------------------
                                                 less than                             more than
                                       Total       1 year    1-3 Years    3-5 Years     5 years
                                       -----       ------    ---------    ---------     -------
Long-term debt obligations.....          -           -           -            -            -
Capital (finance) lease obligations      -           -           -            -            -
Operating lease obligations....      $2,974,000  $1,895,000    $980,000    $99,000         -
Purchase obligations...........          -           -           -            -            -
Other long-term liabilities
  reflected on the Company's
  balance sheet under  U.S. GAAP         -           -           -            -            -
                                     ----------  ----------    --------    -------      --------
Total..........................      $2,974,000  $1,895,000    $980,000    $99,000         -

        Second Quarter 2004 Guidance

          o Second quarter net sales are expected to be approximately $15.2 million, an increase of approximately $3.6 million, or 31.0%, compared with the second quarter 2003.

          o Net income is expected to increase to approximately $650,000 or $0.03 per share, a 358% increase compared with second quarter 2003.

These projections are subject to substantial uncertainty that could cause our future results to differ materially from the guidance we have provided.

Risk Factors

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

Interest Rate Risk

As of March 31, 2004, we had cash and cash equivalents and short-term investments of $46.6 million. We invest our cash surplus in time deposits, cash deposits, U.S. federal agency securities and corporate bonds with an average credit rating of A2. These investments are not purchased for trading or other speculative purposes. Due to the nature of these investments, we believe that we do not have a material exposure to market risk.

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

During 2003, the NIS revalued approximately 7.6% against the dollar. Among the factors contributing to the revaluation are the low interest rate for US$ investments compared to the higher interest rate for NIS investments. The revaluation has resulted in a deflation in Israel, which was approximately 1.9% for the year 2003 compared to an annual inflation rate of 6.5% for 2002 and deflation of 0.1% for the three months ended March 31, 2004.

Since most of our sales are quoted in $, and a portion of our expenses are incurred in NIS, our results may be adversely affected by a change in the rate of inflation in Israel or if such change in the rate of inflation is not offset, or is offset on a lagging basis, by a corresponding devaluation of the NIS against the dollar and other foreign currencies.

We did not enter into any foreign exchange contracts in 2003 or the first quarter of 2004.

Item 4. Controls and Procedures
        -----------------------

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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



The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending March 31, 2004. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.

                                                  Direct or indirect payments to
                                                  persons other than affiliated
                                                             persons
                                                  ------------------------------
                                                          $6,118,000
       Underwriting discounts and commissions ...
       Finders' fees ............................            550,000
       Expenses paid to or for underwriters......             41,290
       Other expenses ...........................          2,241,113
                                                           ---------
       Total expenses ...........................         $8,950,403
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

          None

Item 5. Other Information
        -----------------

          None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits

        31.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1   Certification by Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2   Certification by Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

An 8-K bearing the cover date of February 3, 2004 with respect to a press release regarding the Registrant's earning for the three months and year ended December 31, 2003 was filed on February 3, 2004.

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


Date:  May 10, 2004