Form 10-Q
period 2004-06-30
RADVISION LTD
filed 2004-08-09
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

                                 Yes [X] No [ ]

As August 5, 2004 the Registrant had 20,152,045 Ordinary Shares,  par value NIS
0.1 per share, outstanding.

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

                                 RADVISION LTD.

                                      INDEX


                                                                            Page
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1.   Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of June 30, 2004 and
             December 31, 2003 (audited).......................................4

          Condensed Consolidated Statements of Operations -
             for the Three and Six Months ended June 30, 2004 and 2003.........5

          Condensed Consolidated Statements of Cash Flows -
             for the Three and Six Months ended June 30, 2004 and 2003.........6

          Notes to Condensed Consolidated Financial Statements.................7

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk...........19

Item 4.   Controls and Procedures.............................................20

Part II - Other Information:

Item 1.   Legal Proceedings...................................................21

Item 2.   Changes in Securities and Use of Proceeds...........................21

Item 3.   Defaults Upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote of Security Holders.................22

Item 5.   Other Information...................................................23

Item 6.   Exhibits and Reports on Form 8-K....................................24

          Signatures..........................................................25

                                             RADVISION LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                                                December 31,
                                                                 June 30, 2004     2003
                                                                 ------------- -------------
                                                                   Unaudited      Audited
                                                                 ------------- -------------
     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $  20,470    $  16,433
  Short-term bank deposits                                           5,986       13,574
  Short-term marketable securities                                  16,696       21,403
  Trade receivables (net of allowance for doubtful accounts of
   $ 1,276 and $ 1,704 as of June 30, 2004 and December 31,
   2003, respectively)                                               9,176        8,685
  Other receivables and prepaid expenses                             3,198        2,704
  Inventories                                                          967          969
                                                                 ---------    ---------
Total current assets                                                56,493       63,768
-----                                                            ---------    ---------

LONG-TERM ASSETS:
  Long-term bank deposits                                           13,384        4,004
  Long-term marketable securities                                   48,296       44,497
  Severance pay fund                                                 2,252        2,171
                                                                 ---------    ---------
Total long-term assets                                              63,932       50,672
-----                                                            ---------    ---------

PROPERTY AND EQUIPMENT, NET                                          2,691        2,572
                                                                 ---------    ---------
Total assets                                                     $ 123,116    $ 117,012
-----                                                            =========    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade payables                                                 $   1,422    $   1,270
  Deferred revenues                                                  9,017        6,047
  Accrued expenses and other accounts payable                       11,217       13,101
                                                                 ---------    ---------
Total current liabilities                                           21,656       20,418
-----                                                            ---------    ---------

ACCRUED SEVERANCE PAY                                                3,302        3,353
                                                                 ---------    ---------
Total liabilities                                                   24,958       23,771
-----                                                            ---------    ---------

SHAREHOLDERS' EQUITY:
  Ordinary shares of NIS 0.1 par value:
   Authorized - 25,000,000 shares as of June 30, 2004
   and December 31, 2003;
   Issued - 20,152,045 shares as of June 30, 2004
   and December 31, 2003;
   Outstanding - 19,797,892 shares as of June 30, 2004
   and 19,344,849 shares as of
   December 31, 2003                                                   187          187
  Additional paid-in capital                                       104,663      104,663
  Treasury stock, at cost (354,153 and 807,196 Ordinary shares of NIS 0.1 par value as of June 30, 2004 and December 31,
   2003, respectively)                                              (2,221)      (5,075)
  Accumulated deficit                                               (4,471)      (6,534)
                                                                 ---------    ---------
Total shareholders' equity                                          98,158       93,241
-----                                                            ---------    ---------
Total liabilities and shareholders' equity                       $ 123,116    $ 117,012
-----                                                            =========    =========

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
U.S. dollars in thousands, except per share data

                                               Three months ended              Six months ended
                                                    June 30,                       June 30,
                                           -----------------------------  ------------------------------
                                              2004            2003           2004            2003
                                          -------------   -------------  --------------  --------------
                                                                   Unaudited
                                          -------------------------------------------------------------
 Revenues                                 $  15,705       $  11,605      $  29,966       $  22,658
 Cost of revenues                             3,398           2,598          6,495           4,959
                                          -------------   -------------  --------------  --------------
 Gross profit                                12,307           9,007         23,471          17,699
                                          -------------   -------------  --------------  --------------

 Operating costs and expenses:
   Research and development                   4,282           3,596          8,062           7,160
   Marketing and selling                      6,127           4,853         11,964           9,584
   General and administrative                 1,210             976          2,450           1,924
   Restructuring income                           -               -         (1,061)              -
                                          -------------   -------------  --------------  --------------
 Total operating costs and expenses          11,619           9,425         21,415          18,668
 -----                                    -------------   -------------  --------------  --------------
 Operating income (loss)                        688            (418)         2,056            (969)
 Financial income, net                          432             560            844           1,126
                                          -------------   -------------  --------------  --------------
 Net income                               $   1,120       $     142      $   2,900       $     157
                                          =============   =============  ==============  ==============
  Basic net earnings per Ordinary
   share                                  $    0.06       $    0.01      $    0.15       $    0.01
                                          =============   =============  ==============  ==============
 Diluted net earnings per Ordinary
   share                                  $    0.05       $    0.01      $    0.13       $    0.01
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

                                                                         Six months ended
                                                                             June 30,
                                                                     -----------------------
                                                                       2004           2003
                                                                     --------       --------
                                                                            Unaudited
                                                                     -----------------------
 Cash flows from operating activities:
 -------------------------------------
   Net income                                                        $  2,900    $    157
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                         1,114       1,187
   Gain on sale of property and equipment                                  (3)          -
   Accrued interest and amortization of premium on
    held-to-maturity marketable securities and bank deposits            1,147         517
   Amortization of deferred stock-based compensation                        -         117
   Decrease (increase) in trade receivables, net                         (491)      4,649
   Decrease (increase) in other receivables and prepaid expenses         (581)         38
   Decrease in inventories                                                  2         183
   Increase (decrease) in trade payables                                  152      (2,429)
   Increase in deferred revenues                                        2,970         474
   Increase (decrease) severance pay, net                                (132)         96
   Decrease in accrued expenses and other accounts payable             (1,884)        (10)
                                                                     --------    --------
 Net cash provided by operating activities                              5,194       4,979
                                                                     --------    --------
 Cash flows from investing activities:
 -------------------------------------
   Proceeds from redemption of held-to-maturity marketable
    securities                                                         21,430      28,481
   Purchase of held-to-maturity marketable securities                 (21,356)    (27,129)
   Proceeds from withdrawal of bank deposits                           17,044       7,578
   Purchase of bank deposits                                          (19,149)          -
   Purchase of property and equipment                                  (1,243)       (784)
   Proceeds from sale of property and equipment                            13           -
                                                                     --------    --------
 Net cash provided by (used in) investing activities                   (3,261)      8,146
                                                                     --------    --------
 Cash flows from financing activities:
 -------------------------------------
   Issuance of Ordinary shares and treasury stock for cash upon
    exercise of options                                                 2,104         787
   Exercise of options by employees                                         -          15
                                                                     --------    --------

 Net cash provided by financing activities                              2,104         802
                                                                     --------    --------

 Increase in cash and cash equivalents                                  4,037      13,927
 Cash and cash equivalents at beginning of period                      16,433      13,825
                                                                     --------    --------
 Cash and cash equivalents at end of period                          $ 20,470    $ 27,752
                                                                     ========    ========

Supplemental disclosure of non-cash flow from
investing and financing activities:
-----------------------------------
   Issuance of Ordinary shares upon sale of treasury stock           $    (87)   $     15
                                                                     ========    ========
   Loss on issuance of Ordinary shares upon sale of treasury stock   $    837    $  1,153
                                                                     ========    ========

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

          The Company operates under two reportable segments: 1) the "networking" business unit ("NBU"), which focuses on networking solutions and is responsible for developing networking products for IP-centric voice, video and data conferencing services; and 2) the "technology" business unit ("TBU"), which focuses on creating developer toolkits for the underlying IP communication protocols and testing tools needed for real-time voice and video over IP.

          The Company has four wholly-owned subsidiaries: Radvision Inc., in the United States, Radvision B.V., in the Netherlands, Radvision HK in Hong Kong, and Radvision U.K. in the United Kingdom. Other than
          Radvision B.V., the subsidiaries are primarily engaged in the sale, marketing and service of the Company's products and technology.

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

               Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), pro forma information regarding net income and net earnings per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for the six months and three months ended June 30, 2004 and 2003:

                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                  ------------------------   ------------------------
                                                     2004          2003         2004          2003
                                                  -----------   ----------   -----------   ----------
                                                                      Unaudited
                                                  ---------------------------------------------------
                  Risk free interest                    3.81%         2%           3.81%         2%
                  Dividend yields                       0%            0%           0%            0%
                  Volatility                            0.432         0.467        0.432         0.467
                  Expected life                         4             4            4             4

                  Pro forma information under
                    SFAS No. 123:

                  Net income as reported          $   1,120     $     142    $   2,900     $     157
                                                  ===========   ==========   ===========   ==========
                  Add - stock based
                     compensation expense
                     determined under APB 25      $       -     $       -    $       -     $     117
                                                  ===========   ==========   ===========   ==========
                  Deduct - stock-based
                     compensation expense
                     determined under fair
                     value method for all
                     awards                       $     862     $     863    $   1,732     $   1,117
                                                  ===========   ==========   ===========   ==========
                  Pro forma net income (loss)     $     258     $    (721)   $   1,168     $  (1,456)
                                                  ===========   ==========   ===========   ==========
                  Basic diluted earnings per
                     share, as reported           $    0.01     $    0.01    $    0.06     $    0.01
                                                  ===========   ==========   ===========   ==========
                  Pro forma basic and diluted
                     net earnings (loss) per
                     share                        $    0.01     $   (0.04)   $    0.05     $   (0.08)
                                                  ===========   ==========   ===========   ==========

               In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force
               (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 3:- UNAUDITED INTERIM FINANCIAL STATEMENTS

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004

NOTE 4:- INVENTORIES

                                                    June 30,      December 31,
                                                      2004            2003
                                                 -------------   --------------
                                                   Unaudited        Audited
                                                 -------------   --------------

           Raw materials                           $  310          $  361
           Work in progress                           505             490
           Finished products                          152             118
                                                 -------------   --------------
                                                   $  967          $  969
                                                 =============   ==============


NOTE 5:- ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

                                                    June 30,      December 31,
                                                      2004            2003
                                                 -------------   --------------
                                                   Unaudited         Audited
                                                 -------------   --------------
           Employees and employee accruals         $ 2,277        $  2,415
           Accrued expenses                          8,940          10,686
                                                 -------------   --------------
                                                   $11,217         $13,101
                                                 =============   ==============

NOTE 6:- RESTRUCTURING INCOME

          In January 2001, the Company entered into an agreement with related parties, to lease approximately 24,000 square feet of office space in Paramus, New Jersey for a period of 5 years, which space the Company subsequently surrendered. The parties had a dispute with respect to the extent of damages caused by this action. In December 2003, the parties proceeded to binding arbitration. The presiding arbitrator issued his final ruling on February 12, 2004, stating the amount owed by the Company was $400. The Company recorded an amount of $1,061 as restructuring income, representing the surplus of its accruals in former periods.

NOTE 7:- SIGNIFICANT EVENTS

          During the six months ended June 30, 2004, certain of the Company's employees exercised their options to purchase the Company's shares. The shares issued upon exercise were included as Treasury stock. As a result of these transactions, the Company has recorded a loss in the amount of approximately $ 837 as an addition to accumulated deficit.


NOTE 8:- SEGMENTS AND CUSTOMER INFORMATION

                                                 Three months ended            Six months ended
                                                      June 30,                     June 30,
                                            ----------------------------- ---------------------------
                                                 2004            2003        2004           2003
                                            ---------------   ----------- ------------   ------------
                                                                   Unaudited
                                            ---------------------------------------------------------
          Revenues:
             Product sales                  $   11,298       $   8,553    $  21,464      $   16,239
             Software sales                      4,407           3,052        8,502           6,419
                                            --------------   ------------ ------------   ------------
          Total revenues                    $   15,705       $  11,605    $  29,966      $   22,658
          -----                             ==============   ============ ============   ============
          Cost of revenues:
             Product sales                  $    3,077       $   2,429    $   5,904      $    4,783
             Software sales                        321             169          591             176
                                            --------------   ------------ ------------   ------------
          Total cost of revenues            $    3,398       $   2,598    $   6,495      $    4,959
          -----                             ==============   ============ ============   ============

NOTE 9:- EARNINGS PER SHARE

          The following table sets forth the calculation of basic and diluted earnings per share:

                                                 Three months ended             Six months ended
                                                      June 30,                      June 30,
                                            ------------------------------  -------------------------
                                                 2004            2003          2004          2003
                                            ----------------  ------------  -----------   -----------
                                                                   Unaudited
                                            ---------------------------------------------------------
        Numerator:

           Net income                       $     1,120    $       142    $     2,900   $       157
                                            ============== ============== ============= =============

        Number of shares:

        Denominator:
           Denominator for basic
             earnings per share -
             weighted average of
             Ordinary shares                 19,710,729     18,473,504     19,597,463    18,409,399
           Effect of dilutive
             securities:
           Employee stock options
             and unvested restricted
             shares                           1,689,675        745,278      1,886,131       645,894
                                            -------------- -------------- ------------- -------------
                                             21,400,404     19,218,782     21,483,594    19,055,293
                                            ============== ============== ============= =============

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

Results of Operations

        The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:

                                               Three months        Six months
                                              ended June 30,     ended June 30,
                                              --------------     --------------
                                              2004      2003     2004     2003
                                              ----      ----     ----     ----
                                                          Unaudited
                                            ------------------------------------
Revenues
   Networking products.................       71.9%     73.7%    71.6%    71.7%
   Technology products.................       28.1      26.3     28.4     28.3
   Total revenues......................      100.0     100.0    100.0    100.0
Cost of revenues
   Networking products.................       19.6      20.9     19.7     21.1
   Technology products.................        2.0       1.5      2.0      0.8
   Total cost of revenues..............       21.6      22.4     21.7     21.9
Gross profit.............................     78.4      77.6     78.3     78.1
Operating expenses
  Research and development.............       27.3      31.0     26.9     31.6
  Marketing and selling................       39.0      41.8     39.9     42.3
  General and administrative...........        7.7       8.4      8.2      8.5
   Restructuring income                        -         -       (3.5)     -
 Total operating expenses..............       74.0      81.2     71.5     82.4
Operating profit (loss)..................      4.4      (3.6)     6.8     (4.3)
Financial income, net....................      2.8       4.8      2.8      5.0
Net income (loss)........................      7.2       1.2      9.6      0.7


Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2004

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

Our revenues increased from $11.6 million for the three months ended June 30, 2003 to $15.7 million for the three months ended June 30, 2004, an increase of $4.1 million, or 35%. This increase was mainly due to a $2.7 million, or 32%, increase in sales of our networking products and an increase of $1.3 million, or 44.4%, in sales of our technology products.

Revenues from networking products increased from $8.6 million for the three months ended June 30, 2003 to $11.3 million for the three months ended June 30, 2004. Revenues from sales of our ViaIP(TM) product line increased from $8.2 million for the three month period ended June 30, 2003 to $10.6 million for the three month period ended June 30, 2004.

Revenues from technology products increased by $1.3 million, or 44%, from $3.1 million for three months ended June 30, 2003 to $4.4 million for the three months ended June 30, 2004. Revenues from licenses and royalties totaled $1.1 million and $731,000, respectively, in the three months ended June 30, 2003 compared to $1.8 million and $900,000, respectively, in the three months ended June 30, 2004. Maintenance revenues remained constant at approximately $1.1 million in the three months ended June 30, 2003 and 2004.

Revenues from sales to customers in North America increased from $6.6 million, or 56.5% of revenues, for the three months ended June 30, 2003, to $7.6 million, or 48.6% of revenues, for the three months ended June 30, 2004, an increase of $1.0 million, or 16.4%. This increase in sales was primarily attributable to increased market demand for our networking products in this region.

Revenues from sales to customers in Europe and the Middle East increased from $1.9 million, or 16.1% of revenues, for the three months ended June 30, 2003, to $5.4 million, or 34.2% of revenues, for the three months ended June 30, 2004, an increase of $3.5 million, or 188%. This increase in sales was primarily attributable to increased sales efforts for our networking products in this region.

Revenues from sales to customers in the Far East decreased from $3.2 million, or 27.4% of revenues, for the three months ended June 30, 2003, to $2.5 million, or 16.2% of revenues, for the three months ended June 30, 2004, a decrease of $700,000, or 20%.

 Cost of Revenues. Cost of revenues increased from $2.6 million for the three months ended June 30, 2003 to $3.4 million for the three months ended June 30, 2004. Gross profit as a percentage of revenues increased slightly from 77.6% for the three months ended June 30, 2003 to 78.4% for the three months ended June 30, 2004.

Research and Development. Research and development expenses increased from $3.6 million for the three months ended June 30, 2003 to $4.3 million for the three months ended June 30, 2004, an increase of $700,000, or 19.4%. This increase was primarily attributable to an increase in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 31.0% for the three months ended June 30, 2003 to 27.3% for the three months ended June 30, 2004.

Marketing and Selling. Marketing and selling expenses increased from $4.9 million for the three months ended June 30, 2003 to $6.1 million for the three months ended June 30, 2004, an increase of $1.2 million, or 24.5%. This increase was primarily attributable to increased sales efforts in North America and EMEA. Marketing and selling expenses as a percentage of revenues decreased from 41.8% for the three months ended June 30, 2003 to 39.0% for the three months ended June 30, 2004.

General and Administrative. General and administrative expenses increased from $1.0 million for the three months ended June 30, 2003 to $1.2 million for the three months ended June 30, 2004, an increase of $200,000, or 24.0%. This increase was primarily attributable to an increase in personnel expenses. General and administrative expenses as a percentage of revenues were 8.4% for the three months ended June 30, 2003 and 7.7% for the three months ended June 30, 2004.

Operating Income (Loss). We had operating loss of $418,000 for the three months ended June 30, 2003 compared to operating income of $688,000 for the three months ended June 30, 2004.

Financial Income. We had financial income of $560,000 for the three months ended June 30, 2003 as compared to $432,000 for the three months ended June 30, 2004. This income was principally derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our interest income decreased due to lower prevailing interest rates.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Revenues. Revenues increased from $22.7 million for the six months ended June 30, 2003 to $30.0 million for the six months ended June 30, 2004, an increase of $7.3 million, or 32.3%. This increase was due an increase in sales of networking and technology products.

Revenues from networking products increased from $16.2 million for the six months ended June 30, 2003 to $21.5 million for the six months ended June 30, 2004. Revenues from sales of our ViaIP(TM) product line increased from $13.4 million in the six months ended June 30, 2003 to $20.5 million in the six months ended June 30, 2004. The increase in networking product sales was principally attributable to a better than forecast sales in the U.S. and EMEA, offsetting lower than expected Asia Pacific sales due to a slow start to the year in China.

Revenues from technology products increased from $6.4 million for the six months ended June 30, 2003 to $8.5 million for the six months ended June 30, 2004. Revenues from licenses and royalties were $2.2 million and $1.3 million, respectively, for the six months ended June 30, 2003 and $3.6 million and $1.8 million, respectively, for the six months ended June 30, 2004. Maintenance revenues decreased from $2.4 million for the six months ended June 30, 2003 to $2.1 million for the six months ended June 30, 2004, which decline was offset in part by the initiation of our offering professional services with respect to research and development, which activity accounted for $838,000 in revenues for the six months ended June 30, 2004.

Revenues from sales to customers in North America increased from $10.9 million, or 48% of revenues, for the six months ended June 30, 2003, to $15.4 million, or 51.4% of revenues, for the six months ended June 30, 2004, an increase of $4.5 million, or 41%. This increase in sales was primarily attributable to increased market demand for our networking products in this region.

Revenues from sales to customers in Europe and the Middle East increased from $5.5 million, or 24.4% of revenues, for the six months ended June 30, 2003, to $9.3 million, or 31.1% of revenues, for the six months ended June 30, 2004, an increase of $3.8 million, or 68.7%. This increase in sales was primarily attributable to increased sales efforts for our networking products in this region.

Revenues from sales to customers in the Far East decreased from $6.2 million, or 27.4% of revenues, for the six months ended June 30, 2003, to $4.9 million, or 16.2% of revenues, for the six months ended June 30, 2004 a decrease of $1.3 million, or 21.7%.

Cost of Revenues. Cost of revenues increased from $5.0 million for the six months ended June 30, 2003 to $6.5 million for the six months ended June 30, 2004, an increase of $1.5 million, or 31.0%. Gross profit as a percentage of revenues increased slightly from 78.1% for the six months ended June 30, 2003 to 78.3% for the six months ended June 30, 2004.

Research and Development. Research and development expenses increased from $7.2 million for the six months ended June 30, 2003 to $8.1 million for the six months ended June 30, 2004, an increase of $900,000, or 12.6%. This increase was primarily attributable to an increase in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 31.6% for the six months ended June 30, 2003 to 26.9% for the six months ended June 30, 2004.

Marketing and Selling. Marketing and selling expenses increased from $9.6 million for the six months ended June 30, 2003 to $12.0 million for the six months ended June 30, 2004, an increase of $2.4 million, or 24.8%. This increase was primarily attributable to increased sales efforts in North America and EMEA. Marketing and selling expenses as a percentage of revenues decreased from 42.3% for the six months ended June 30, 2003 to 39.9% for the six months ended June 30, 2004.

General and Administrative. General and administrative expenses increased from $1.9 million for the six months ended June 30, 2003 to $2.4 million for the six months ended June 30, 2004, an increase of $500,000, or 27.3%. This increase was primarily attributable to an increase in personnel expenses. General and administrative expenses as a percentage of revenues were 8.5% for the six months ended June 30, 2003 and 8.2% for the six months ended June 30, 2004.

Financial Income. Financial income decreased from $1.1 million for the six months ended June 30, 2003 to $800,000 for the six months ended June 30, 2004 principally as a result of the decreased interest income we derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our interest income decreased due to lower prevailing interest rates.

Liquidity and Capital Resources

We generated $5.2 million from operating activities for the six months ended June 30, 2004 compared to $5.0 million in the same period in 2003. This amount was primarily attributable to higher net income of $2.9 million, a $3.0 million increase in deferred revenues, an increase of $150,000 in trade payables, and depreciation expenses of $1.1 million. These increases in cash generated by our operating activities were offset in part by a $2.0 million decrease in other payables and accrued expenses. Net cash used in investing activities was approximately $3.3 million for the six months ended June 30, 2004. During the six months ended June 30, 2004, $1.2 million of cash used in investing activities was for purchases of property and equipment.

Our financing activities generated $2.1 million for the six months ended June 30, 2004 compared to $800,000 in the same period in 2003. This amount was primarily attributable to proceeds from the exercise of employee stock options.

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

On August 28, 2002, we announced that our board of directors had authorized the repurchase of up to $10 million or 2 million of our ordinary shares in the open market from time to time at prevailing market prices. During April 2003, we started to repurchase our ordinary shares based on the instruction of our board of directors. As of June 30, 2004, we had purchased 14,000 ordinary shares at a total cost of $78,000, or an average price of $5.55 per share.

        Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements. In addition, we have no unconsolidated special purpose financing or partnership entities that are likely to create material contingent obligations.

        Third Quarter 2004 Guidance

        o Third quarter net sales are expected to be approximately $16.7 million, an increase of approximately $3.6 million, or 27.5%, compared with the third quarter 2003.

        o    Net  income  is  expected   to  increase  to   approximately
             $1,250,000 or $0.06 per share, a 37.0% increase compared with third quarter 2003.

These projections are subject to substantial uncertainty that could cause our future results to differ materially from the guidance we have provided.

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "outlook" and "estimate" as well as similar words and phrases signify forward-looking statements. RADVision's forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These uncertainties and other factors include, but are not limited to, the following:

    Risks Relating to Our Business

     o Our history of losses prior to 2001 and the uncertainty of our ability to operate profitably in the future.

     o Our quarterly financial performance is likely to vary significantly in the future and our revenues and operating results in any quarter may not be indicative of our future performance.

     o If the use of packet-based networks as a medium for real-time voice, video and data communication does not continue to grow, the demand for our products and technology will slow and our revenues will decline.

     o Our need to develop new products and technology and enhancements to existing products and technology.

     o Our investment, and continuing investment, in products and technology that comply with those industry standards that we believe have been, or will be, broadly adopted. If one or more alternative standards were to gain greater acceptance than the standards that we believe have or will be broadly adopted, sales of our products and technology might suffer.

     o Because competition in the markets for our products and technology is intense, our ability to compete effectively in these markets may be hampered and we may lose market share to our competitors.

     o Major solutions providers who currently work with us may compete with us in the future.

     o Our software development kit revenues will decrease if our customers choose to use source code that is available for free.

     o Most of our competitors have greater resources than we do. This may limit our ability to compete effectively with them and discourage customers from purchasing our products and technology.

     o Our dependency upon a limited number of suppliers of key components. If these suppliers delay or discontinue manufacture of these components, we may experience delays in shipments, increased costs and cancellation of orders for our products.

     o Our intent to manufacture and maintain an inventory of customized products for some customers who have no obligation to purchase these products may harm our financial results if these customers fail to purchase these products.

     o Undetected errors may increase our costs and impair the market acceptance of our products and technology.

     o If our ability to continue to license third party technology on reasonable terms is impaired, we may face delays in releases of our products and may be required to reduce the functionality of our products derived from this technology.

     o Third parties may infringe upon or misappropriate our intellectual property, which could impair our ability to compete effectively and negatively affect our profitability.

     o Our products may infringe on the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

     o We are dependent on our senior management and any loss of their services could negatively affect our business.

     o Our failure to retain and attract personnel could harm our business, operations and product development efforts.

     o Our non-competition agreements with our employees may not be enforceable. If any of these employees leaves us and joins a competitor, our competitor could benefit from the expertise our former employee gained while working for us.

     o Government regulation could delay or prevent product offerings, resulting in decreased revenues.

    Risks Relating to Our Location in Israel

     o Conditions in Israel affect our operations and may limit our ability to produce and sell our products, which could decrease our revenues.

     o The economic conditions in Israel have not been stable in recent years.

     o Some of our directors, officers and employees are obligated to perform annual military reserve duty in Israel. We cannot assess the potential impact of these obligations on our business.

     o Because most of our revenues are generated in U.S. dollars or are linked to the U.S. dollar while a portion of our expenses are incurred in new Israeli shekels, our results of operations would be adversely affected if inflation in Israel is not offset on a timely basis by a devaluation of the new Israeli shekel against the U.S. dollar.

     o The tax benefits that we currently receive from our approved enterprise programs require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to pay additional taxes and would likely be denied these benefits in the future.

     o It may be difficult to enforce a U.S. judgment against us and most of our officers and directors or to assert U.S. securities laws claims in Israel or serve process on most of our officers and directors.

    Risks Relating to Our Ordinary Shares

     o Holders of our ordinary shares who are United States residents face income tax risks.

     o Our share price has been volatile in the past and may decline in the future.

     o Anti-takeover provisions under Israeli tax law could negatively impact our shareholders.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

Interest Rate Risk

As of June 30, 2004, we had cash and cash equivalents and short-term investments of $43.2 million. We invest our cash surplus in time deposits, cash deposits, U.S. federal agency securities and corporate bonds with an average credit rating of A2. These investments are not purchased for trading or other speculative purposes. Due to the nature of these investments, we believe that we do not have a material exposure to market risk.

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

During 2003, the NIS revalued approximately 7.6% against the dollar. Among the factors contributing to the revaluation are the low interest rate for US$ investments compared to the higher interest rate for NIS investments. The revaluation has resulted in deflation in Israel, which was approximately 1.9% for the year 2003 compared to an annual inflation rate of 6.5% for 2002 and inflation of 1.4% for the six months ended June 30, 2004.

Since most of our sales are quoted in dollars, and a portion of our expenses are incurred in NIS, our results may be adversely affected by a change in the rate of inflation in Israel or if such change in the rate of inflation is not offset, or is offset on a lagging basis, by a corresponding devaluation of the NIS against the dollar and other foreign currencies.

We did not enter into any foreign exchange contracts in 2003 or the first six months of 2004.

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

There have been no significant changes in our internal controls or other factors, which could significantly affect internal controls subsequent to the date we carried out the evaluation.

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

                                                              For the account of
                                             For the account      the selling
                                             of the company       shareholder
                                             --------------       -----------

    Number of ordinary shares registered .        4,370,000           N/A
    Aggregate offering price of
       shares registered .................      $87,400,000           N/A
    Number of ordinary shares sold .......        4,370,000           N/A
    Aggregate offering price of shares
       sold ..............................      $87,400,000           N/A



The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending June 30, 2004. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.

                                                  Direct or indirect payments to
                                                  persons other than affiliated
                                                             persons
                                                  ------------------------------

   Underwriting discounts and commissions ...            $6,118,000
   Finders' fees ............................               550,000
   Expenses paid to or for underwriters......                41,290
   Other expenses ...........................             2,241,113
                                                          ---------
   Total expenses ...........................            $8,950,403
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
 Temporary investments ......................                 N/A
 Other purposes .............................                 N/A

Item 3. Defaults Upon Senior Securities
        -------------------------------

          None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------



          During the three month period ended June 30, 2004, we held our Annual General Meeting of Shareholders. At the meeting, held on June 13, 2004, our shareholders voted:

     1. In the absence of a director of our Company present and willing to serve as the Chairman of the 2004 Annual Meeting in accordance with the Company's Articles of Association, to appoint Mr. Arnold Taragin, the Secretary of the Company, as the Chairman of the 2004 Annual Meeting.



                                      For            Against      Abstained
                                      ---            -------      ---------
                                      14,365,806     4,462         1,368


      2. To receive and consider the Directors' Annual Report to Shareholders for the year ended December 31, 2003, and to receive and consider our Company's consolidated financial statements for the year ended December 31, 2003, and the auditors' report thereon.

                                      For            Against      Abstained
                                      ---            -------      ---------
                                      14,366,266     2,662        2,708

     3.   To appoint Kost Forer Gabbay & Kasierer, a member of Ernst &
          Young Global, as the independent auditors of the Company to conduct the annual audit of our financial statements for the year ending December 31, 2004, and to authorize our Audit Committee to fix their compensation.


                                      For            Against      Abstained
                                      ---            -------      ---------
                                      14,204,606     1,712        65,318

     4. To elect Zohar Zisapel, Gadi Tamari, Efraim Wachtel and Andreas Mattes as directors of the Company to serve until the 2005 Annual General Meeting of the Shareholders.


                                      For            Against      Abstained
                                      ---            -------      ---------
               Zohar Zisapel          14,204,637     167,199        -
               Gadi Tamari            14,204,637     167,199        -
               Efraim Wachtel         14,204,637     167,199        -
               Andreas Mattes         14,204,637     167,199        -


     5.   To authorize remuneration for Yossi Atsmon, an External Director.


                                      For            Against      Abstained
                                      ---            -------      ---------
                                      13,424,979     930,130      16,527

     6. To approve the grant of options to the CEO of our Company, who is also a director of our Company.


                                      For            Against       Abstained
                                      ---            -------       ---------
                                      8,073,611      940,434       35,247

     7. To approve an amendment to our Articles of Association providing for the classification of the non-external directors of our Board of Directors into three classes, each class consisting of approximately one-third of the total number of non-external directors and being elected every third year for a three year term.


                                      For            Against        Abstained
                                      ---            -------        ---------
                                      7,993,593      1,025,487      30,022


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

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

An 8-K bearing the cover date of April 21, 2004 with respect to a press release regarding the Registrant's earning for the three months ended March 31, 2004 was filed on April 29, 2004.

An 8-K bearing the cover date of May 19, 2004 with respect to the departure of the Registrant's Chief Operating Officer was filed on May 20, 2004.

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


Date:  August 9, 2004