Form 10-Q
period 2004-09-30
RADVISION LTD
filed 2004-11-08
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

                                 Yes [X] No [ ]

As of November 5, 2004 the Registrant had 19,995,775 Ordinary Shares, par value NIS 0.1 per share, outstanding.

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

                                      INDEX


                                                                            Page
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1. Financial Statements (unaudited):

        Condensed Consolidated Balance Sheets as of September 30,
            2004 and December 31, 2003 (audited)...............................4

        Condensed Consolidated Statements of Operations -
            for the Three and Nine Months ended September 30, 2004 and 2003....5

        Condensed Consolidated Statements of Cash Flows -
            for the Three and Nine Months ended September 30, 2004 and 2003....6

        Notes to Condensed Consolidated Financial Statements...................7

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................13


Item 3. Quantitative and Qualitative Disclosure About Market Risk.............22


Item 4. Controls and Procedures...............................................22


Part II - Other Information:

Item 1. Legal Proceedings.....................................................24

Item 2. Changes in Securities and Use of Proceeds.............................24

Item 3. Defaults Upon Senior Securities.......................................25

Item 4. Submission of Matters to a Vote of Security Holders...................25

Item 5. Other Information.....................................................25

Item 6. Exhibits and Reports on Form 8-K......................................25

        Signatures............................................................26

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                               September 30,  December 31,
                                                                    2004          2003
                                                               -------------  ------------
                                                                Unaudited
                                                               -------------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $  20,892    $  16,433
  Short-term bank deposits                                          10,775       13,574
  Short-term marketable securities                                  21,052       21,403
  Trade receivables (net of allowance for doubtful accounts of
   $ 1,276 and $ 1,704 at September 30, 2004 and December 31,
   2003, respectively)                                              10,609        8,685
  Other accounts receivable and prepaid expenses                     3,296        2,704
  Inventories                                                        1,127          969
                                                                 ---------    ---------
Total current assets                                                67,751       63,768
-----                                                            ---------    ---------

LONG-TERM ASSETS:
  Long-term bank deposits                                            9,316        4,004
  Long-term marketable securities                                   43,351       44,497
  Severance pay fund                                                 2,391        2,171
                                                                 ---------    ---------
Total long-term assets                                              55,058       50,672
-----                                                            ---------    ---------

PROPERTY AND EQUIPMENT, NET                                          2,658        2,572
                                                                 ---------    ---------

OTHER ASSETS, NET                                                      981          -
                                                                 ---------    ---------
Total assets                                                     $ 126,448    $ 117,012
-----                                                            =========    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                 $   2,294    $   1,270
  Deferred revenues                                                  7,691        6,047
  Accrued expenses and other accounts payable                       12,949       13,101
                                                                 ---------    ---------
Total current liabilities                                           22,934       20,418
-----                                                            ---------    ---------

ACCRUED SEVERANCE PAY                                                3,454        3,353
                                                                 ---------    ---------
Total liabilities                                                   26,388       23,771
-----                                                            ---------    ---------

SHAREHOLDERS' EQUITY:
  Ordinary shares of NIS 0.1 par value:
   Authorized - 25,000,000 shares at September
   30, 2004 and December 31, 2003;
   Issued - 20,152,045 shares at September 30,
   2004 and December 31, 2003;
   Outstanding - 19,909,851 shares at September 30,
   2004 and 19,344,849 shares at
   December 31, 2003                                                   187          187
  Additional paid-in capital                                       104,663      104,663
  Treasury stock, at cost (242,194 and
   807,196 Ordinary shares
   of NIS 0.1 par value at September 30,
   2004 and December 31, 2003, respectively)                        (1,517)      (5,075)
  Accumulated deficit                                               (3,273)      (6,534)
                                                                 ---------    ---------
Total shareholders' equity                                         100,060       93,241
-----                                                            ---------    ---------
Total liabilities and shareholders' equity                       $ 126,448    $ 117,012
-----                                                            =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
U.S. dollars in thousands, except per share data

                                                 Nine months ended            Three months ended
                                                   September 30,                September 30,
                                             ---------------------------  ---------------------------
                                                2004           2003           2004          2003
                                             ------------  -------------  -------------  ------------
                                                                    Unaudited
                                             --------------------------------------------------------
 Revenues                                    $    46,674   $    35,738    $    16,708    $    13,080
 Cost of revenues                                  9,921         7,891          3,426          2,932
                                             ------------  -------------  -------------  ------------
  Gross profit                                    36,753        27,847         13,282         10,148
                                             ------------  -------------  -------------  ------------
 Operating costs and expenses:
   Research and development                       12,615        10,853          4,553          3,693
   Marketing and selling                          18,269        14,607          6,305          5,023
   General and administrative                      3,663         2,944          1,213          1,020
   Restructuring income                            1,061             -              -              -
   In-process research and development
    write-off                                        330             -            330              -
                                             ------------  -------------  -------------  ------------
 Total operating costs and expenses               33,816        28,404         12,401          9,736
 -----                                       ------------  -------------  -------------  ------------
 Operating income (loss)                           2,937          (557)           881            412
 Financial income, net                             1,344         1,626            500            500
                                              ------------  -------------  -------------  ------------
 Net income                                  $     4,281   $     1,069    $     1,381    $       912
                                             ============  =============  =============  ============
 Basic net earnings per Ordinary share       $      0.22   $      0.06    $      0.07    $      0.05
                                             ============  =============  =============  ============
 Diluted net earnings per Ordinary share     $      0.20   $      0.05    $      0.07    $      0.05
                                             ============  =============  =============  ============




The accompanying notes are an integral part of the consolidated financial statements.

                                             RADVISION LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                Nine months ended
                                                                                  September 30,
                                                                           ---------------------------
                                                                               2004          2003
                                                                           ------------  -------------
                                                                                    Unaudited
                                                                           ---------------------------
 Cash flows from operating activities:
 -------------------------------------
   Net income                                                              $    4,281    $    1,069
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               1,641         1,729
    In process research and development write-off                                 330             -
    Loss (gain) on sale of property and equipment                                  (3)            2
    Accrued interest and amortization of premium on held-to-maturity
      marketable securities and bank deposits                                   1,236          (644)
    Amortization of deferred stock-based compensation                               -           117
    Decrease (increase) in trade receivables, net                              (1,924)        3,663
    Decrease (increase) in other accounts receivable and prepaid
      expenses                                                                   (665)          379
    Decrease (increase) in inventories                                           (158)           39
    Increase (decrease) in trade payables                                       1,024        (2,013)
    Increase in deferred revenues                                               1,644           230
    Decrease in severance pay, net                                               (119)          (17)
    Increase (decrease) in accrued expenses and other accounts payable           (152)          246
                                                                           ------------  -------------
 Net cash provided by operating activities                                      7,135         4,800
                                                                           ------------  -------------
 Cash flows from investing activities:
 -------------------------------------
   Proceeds from redemption of held-to-maturity marketable securities          28,415        39,521
   Purchase of held-to-maturity marketable securities                         (27,885)      (50,300)
   Proceeds from withdrawal of bank deposits                                   17,120        13,659
   Purchase of bank deposits                                                  (19,902)       (4,690)
   Purchase of property and equipment                                          (1,728)       (1,154)
   Proceeds from sale of property and equipment                                    13             6
   Purchase of other assets                                                    (1,320)            -
                                                                           ------------  -------------
 Net cash used in investing activities                                         (5,287)       (2,958)
                                                                           ------------  -------------
 Cash flows from financing activities:
 -------------------------------------
   Issuance of Ordinary shares and treasury stock for cash upon
    exercise of options                                                         2,611         1,781
   Exercise of options by employees                                                 -            15
                                                                           ------------  -------------
 Net cash provided by financing activities                                      2,611         1,796
                                                                           ------------  -------------
 Increase in cash and cash equivalents                                          4,459         3,638
 Cash and cash equivalents at beginning of period                              16,433        13,825
                                                                           ------------  -------------
 Cash and cash equivalents at end of period                                $   20,892    $   17,463
                                                                           ============  =============

 Supplemental disclosure of non-cash flow
   from investing and financing activities:
   ----------------------------------------
   Issuance of Ordinary shares upon sale of treasury stock                 $      (73)   $       55
                                                                           ============  =============
   Loss on issuance of Ordinary shares upon sale of treasury stock         $    1,020    $    1,679
                                                                           ============  =============

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- GENERAL

          a. Radvision Ltd. (the "Company"), an Israeli corporation, designs, develops and supplies products and technology that enable real-time voice, video and data communications over packet networks, including the Internet and other networks based on the Internet protocol.

               The Company's products and technology are used by its customers to develop systems that enable enterprises and service providers to use packet networks for real-time Internet Protocol ("IP") communications.

               The Company operates under two reportable segments: 1) the "networking" business unit ("NBU"), which focuses on networking solutions and products and is responsible for developing networking products for IP-centric voice, video and data conferencing services; and 2) the "technology" business unit ("TBU"), which focuses on creating developer toolkits for the underlying IP communication protocols and testing tools needed for real-time voice and video over IP.

               The Company has five wholly-owned subsidiaries: Radvision Inc. in the United States, Radvision B.V. in the Netherlands, Radvision HK in Hong Kong, Radvision U.K. in the United Kingdom and Radvision Communication Development (Beijing) Co. Ltd. in China. Other than Radvision B.V., the subsidiaries are primarily engaged in the sale, marketing and service of the Company's products and technology.

          b.   Acquisition of assets of VisionNex Technologies Inc.:
               ----------------------------------------------------

               In May 2004, the Company entered into an asset purchase agreement with VisionNex Technologies Inc. ("VisionNex"), a company established under the laws of China, pursuant to which Radvision Ltd. acquired VisionNex's technologies, intangible assets and intellectual property.

               The assets purchased by the Company consisted of intellectual property, know-how and key development assets, which were used by VisionNex in the conduct of its business. The consideration for the assets purchased from VisionNex amounted to $ 1,320, out of which $ 330 was written off and recorded as in-process research and development. In addition, the Company hired certain former employees of VisionNex.

               In July 2004, the Company incorporated a wholly-owned subsidiary under the laws of China, Radvision Communication Development (Beijing) Co. Ltd, for the purpose of opening a research and development center in China.

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

               The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for the nine months and three months ended September 30, 2004 and 2003:

                                                     Nine months ended         Three months ended
                                                       September 30,              September 30,
                                                  ------------------------   ------------------------
                                                     2004          2003         2004          2003
                                                  -----------   ----------   -----------   ----------
                                                                      Unaudited
                                                  ---------------------------------------------------
                  Risk free interest                  3.38%         1%           3.38%         1%
                  Dividend yields                     0%            0%           0%            0%
                  Volatility                          0.424         0.776        0.424         0.776
                  Expected life (years)               4             4            4             4

                  Pro forma information under
                    SFAS No. 123:

                 Net income as reported             $  4,281      $ 1,069      $  1,381      $   912
                 Add - stock based
                   compensation expense
                   determined under APB 25                 -          117             -            -
                 Less - stock-based
                   compensation expense
                   determined under fair
                   value method for all awards         2,578        2,667           846           937
                                                  -----------   ----------   -----------   ----------
                 Pro forma net income (loss)        $  1,703      $(1,481)     $    535      $   (25)
                                                  ===========   ==========   ===========   ==========
                 Basic net earnings per
                   share, as reported               $   0.22      $  0.06      $   0.07      $  0.05
                                                  ===========   ==========   ===========   ==========
                 Diluted net earnings per
                   share, as reported               $   0.20      $  0.05      $   0.07      $  0.05
                                                  ===========   ==========   ===========   ==========
                 Pro forma basic net earnings
                   (loss) per share                 $   0.09      $ (0.08)     $   0.03      $ (0.001)
                                                  ===========   ==========   ===========   ==========
                 Pro forma diluted net
                   earnings (loss) per share        $   0.08      $ (0.08)     $   0.03      $(0.001)
                                                  ===========   ==========   ===========   ==========

          d.   New Accounting Pronouncements:

          In March 2004, the Financial Accounting Standards Board approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.

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

NOTE 3:- UNAUDITED INTERIM FINANCIAL STATEMENTS

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004.

NOTE 4:-    INVENTORIES

                                                     September 30,  December 31,
                                                          2004          2003
                                                     -------------  ------------
                                                       Unaudited
                                                     -------------
            Raw materials                              $      412    $      361
            Work in progress                                  621           490
            Finished products                                  94           118
                                                     -------------  ------------
                                                       $    1,127    $      969
                                                     =============  ============

NOTE 5:- ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

            Employees and employee related accruals    $    2,626    $    2,415
            Accrued expenses                               10,323        10,686
                                                     -------------  ------------
                                                       $   12,949    $   13,101
                                                     =============  ============

NOTE 6:- RESTRUCTURING INCOME

          In January 2001, the Company entered into an agreement with related parties to lease approximately 24,000 square feet of office space in Paramus, New Jersey for a period of 5 years, which space the Company subsequently surrendered. The parties had a dispute with respect to the extent of damages caused by this action. In December 2003, the parties proceeded to binding arbitration. The presiding arbitrator issued his final ruling on February 12, 2004, stating the amount owed by the Company was $ 400. The Company recorded $ 1,061 as restructuring income, representing the surplus of its accruals in former periods.


NOTE 7:- SIGNIFICANT EVENTS

          a. During the nine months ended September 30, 2004, some of the Company's employees exercised their options to purchase the Company's shares. The shares issued upon exercise were reissued from Treasury stock. As a result of these transactions, the Company recorded a loss in the amount of approximately $ 1,020 as an addition to accumulated deficit.

          b. During the third quarter of 2004, the Company reached an agreement with the Israeli Tax authorities in regards of the final tax assessments for the years ended December 31, 1999, 2000, 2001 and 2002. According to the agreement, the Company's carryforward tax losses was reduced by $ 15,082 and amounted to approximately $ 11,000 as of December 31, 2003.


NOTE 8:- SEGMENTS AND CUSTOMER INFORMATION

                                                 Nine months ended            Three months ended
                                                   September 30,                September 30,
                                            ----------------------------  ---------------------------
                                                2004           2003           2004           2003
                                            -------------  -------------  ------------   ------------
                                                                   Unaudited
                                            ---------------------------------------------------------
            Revenues:
               Product sales                $    32,838    $    26,101    $    11,374    $     9,862
               Software sales                    13,836          9,637          5,334          3,218
                                            -------------  -------------  ------------   ------------
            Total revenues                  $    46,674    $    35,738    $    16,708    $    13,080
                                            =============  =============  ============   ============
            Cost of revenues:
               Product sales                $     8,957    $     7,528    $     3,053    $     2,745
               Software sales                       964            363            373            187
                                            -------------  -------------  ------------   ------------
            Total cost of revenues          $     9,921    $     7,891    $     3,426    $     2,932
                                            =============  =============  ============   ============

NOTE 9:- EARNINGS PER SHARE

          The following table sets forth the calculation of basic and diluted earnings per share:

                                                 Nine months ended            Three months ended
                                                   September 30,                September 30,
                                            ----------------------------  ---------------------------
                                                2004           2003           2004           2003
                                            -------------  -------------  ------------   ------------
                                                                   Unaudited
                                            ---------------------------------------------------------
             Numerator:
               Net income                    $     4,281   $     1,069    $     1,381    $       912
                                             ============  =============  =============  ============

             Number of shares:

             Denominator:
               Denominator for basic
                earnings per share -
                weighted average of
                Ordinary shares               19,682,936    18,516,076     19,853,872     18,743,188
             Effect of dilutive
             securities:
               Employee stock options and
                unvested restricted shares     1,689,127     1,002,611      1,295,129      1,269,517
                                             ------------  -------------  -------------  ------------
                                              21,372,063    19,518,687     21,149,001     20,012,705
                                             ============  =============  =============  ============





                             - - - - - - - - - - - -

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations
        --------------------------------------------------

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

Our Networking Business Unit, or NBU, offers one of the broadest and most complete set of multimedia communication and videoconferencing network solutions for IP, ISDN, SIP and 3G-based networks, supporting most end points in the industry today. These products are sold primarily to resellers and OEMs who use this infrastructure to develop and install advanced IP and ISDN-based communication systems for enterprise customers. The NBU also provides service providers, both 3G wireless and wireline, with integrated solutions that enable the delivery of converged IP-based multimedia streaming and video telephony applications to corporate customers as a managed service, residential broadband customers, and 3G subscribers worldwide. The Company is in the process of separating the NBU into two separate business units. The Enterprise Business Unit will focus on the sale of multimedia communication and videoconferencing network solutions for enterprise customers, including desktop applications. The Service Providers Business Unit will provide products and solutions for service providers, both 3G wireless and wireline, to allow these customers to provide high scale, large capacity multimedia communication and video conferencing within their chosen environment.

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

Results of Operations

        The following table presents, as a percentage of total revenues, condensed statements of operations data for the periods indicated:

                                              Three months       Nine months
                                            ended Sept. 30,    ended Sept. 30,
                                            ---------------    ---------------
                                             2004      2003     2004     2003
                                             ----      ----     ----     ----
                                                         Unaudited
                                            ----------------------------------
Revenues
   Networking products....................   68.1%     75.4%    70.4%    73.0%
   Technology products....................   31.9      24.6     29.6     27.0
   Total revenues.........................  100.0     100.0    100.0    100.0
Cost of revenues
   Networking products....................   18.2      21.0     19.2     21.1
   Technology products....................    2.3       1.4      2.1      1.0
   Total cost of revenues.................   20.5      22.4     21.3     22.1
Gross profit..............................   79.5      77.6     78.7     77.9
Operating expenses
  Research and development................   27.2      28.2     27.0     30.4
  Marketing and selling...................   37.7      38.4     39.1     40.9
  General and administrative..............    7.3       7.8      7.9      8.2
   Restructuring income...................    -         -       (2.3)     -
    In-process research and development
      write-off...........................    2.0       -        0.7      -
 Total operating expenses.................   74.2      74.4     72.4     79.5
Operating profit (loss)...................    5.3       3.2      6.3     (1.6)
Financial income, net.....................    3.0       3.8      2.9      4.6
Net income ...............................    8.3       7.0      9.2      3.0

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2004

Revenues. We generate revenues from sales of our networking products that are primarily sold in the form of stand-alone products, and our technology products that are primarily sold in the form of software development kits, as well as related maintenance and support services. We generally recognize revenues from the sale of our products upon shipment and when collection is probable. Revenues generated from maintenance and support services are deferred and recognized ratably over the period of the term of service. We price our networking products on a per unit basis, and grant discounts based upon unit volumes. We price our software development kits on the basis of a fixed-fee plus royalties from products developed using the software development kits. In certain instances customers elect a one-time royalty buy-out as opposed to the payment of a royalty per product use. We sell our products and technology through direct sales and various indirect distribution channels in North America, Europe, the Middle East and the Far East.

Our revenues increased from $13.1 million for the three months ended September 30, 2003 to $16.7 million for the three months ended September 30, 2004, an increase of $3.6 million, or 27.5%. This increase was due to a $1.5 million, or 15.1%, increase in sales of our networking products and an increase of $2.1 million, or 65.6%, in sales of our technology products.

Revenues from networking products increased from $9.9 million for the three months ended September 30, 2003 to $11.4 million for the three months ended September 30, 2004.

Revenues from technology products increased by $2.1 million, or 65.6%, from $3.2 million for three months ended September 30, 2003 to $5.3 million for the three months ended September 30, 2004. Revenues from licenses and royalties totaled $2.2 million and $1.0 million, respectively, in the three months ended September 30, 2004 compared to $1.3 million and $570,000, respectively, in the three months ended September 30, 2003. Maintenance revenues increased from $1.1 million in the three months ended September 30, 2003 to $1.5 million in the three months ended September 30, 2004.

Revenues from sales to customers in North America increased from $6.6 million, or 50.4% of revenues, for the three months ended September 30, 2003 to $7.9 million, or 47.3% of revenues, for the three months ended September 30, 2004, an increase of $1.3 million, or 19.7%. This increase in sales was primarily attributable to increased market demand for our networking products in this region and increased sales efforts.

Revenues from sales to customers in Europe and the Middle East increased from $3.3 million, or 25.2% of revenues, for the three months ended September 30, 2003 to $4.9 million, or 29.3% of revenues, for the three months ended September 30, 2004, an increase of $1.6 million, or 48.5%. This increase in sales was primarily attributable to increased market demand for our products in this region and increased sales efforts.

Revenues from sales to customers in the Far East increased from $3.1 million, or 23.7% of revenues, for the three months ended September 30, 2003 to $3.8 million, or 22.8% of revenues, for the three months ended September 30, 2004, an increase of $700,000, or 22.6%. This increase in sales was primarily attributable to increased market demand for our products in this region and increased sales efforts.

Cost of Revenues. Cost of revenues increased from $2.9 million for the three months ended September 30, 2003 to $3.4 million for the three months ended September 30, 2004. Gross profit as a percentage of revenues increased from 77.6% for the three months ended September 30, 2003 to 79.5% for the three months ended September 30, 2004. This increase in gross profit was primarily attributable to the increased portion of revenues from our technology products (that have a higher margin) in our revenue mix.

Research and Development. Research and development expenses increased from $3.7 million for the three months ended September 30, 2003 to $4.6 million for the three months ended September 30, 2004, an increase of $900,000, or 24.3%. This increase was primarily attributable to an increase in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 28.2% for the three months ended September 30, 2003 to 27.2% for the three months ended September 30, 2004.

Marketing and Selling. Marketing and selling expenses increased from $5.0 million for the three months ended September 30, 2003 to $6.3 million for the three months ended September 30, 2004, an increase of $1.3 million, or 26.0%. This increase was primarily attributable to increased sales efforts in North America and EMEA. Marketing and selling expenses as a percentage of revenues decreased from 38.4% for the three months ended September 30, 2003 to 37.7% for the three months ended September 30, 2004.

General and Administrative. General and administrative expenses increased from $1.0 million for the three months ended September 30, 2003 to $1.2 million for the three months ended September 30, 2004, an increase of $200,000, or 20.0%. This increase was primarily attributable to an increase in personnel expenses. General and administrative expenses as a percentage of revenues were 7.8% for the three months ended September 30, 2003 and 7.3% for the three months ended September 30, 2004.

Operating Income. We had operating income of $412,000 for the three months ended September 30, 2003 compared to operating income of $881,000 for the three months ended September 30, 2004.

 Financial Income. Our financial income remained constant at approximately $500,000 for the three months ended September 30, 2003 and 2004. This income was principally derived from the investment of the proceeds of our March 2000 initial public offering and private placement.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenues. Revenues increased from $35.7 million for the nine months ended September 30, 2003 to $46.7 million for the nine months ended September 30, 2004, an increase of $11.0 million, or 30.8%. This increase was due an increase in sales of networking and technology products.

Revenues from networking products increased from $26.1 million for the nine months ended September 30, 2003 to $32.8 million for the nine months ended September 30, 2004. The increase in networking product sales was principally attributable to better than forecast sales in the U.S. and EMEA, offsetting lower than expected Asia Pacific sales due to a slow start to the year in China.

Revenues from technology products increased from $9.6 million for the nine months ended September 30, 2003 to $13.8 million for the nine months ended September 30, 2004. Revenues from licenses and royalties were $3.7 million and $1.9 million, respectively, for the nine months ended September 30, 2003 and $6.0 million and $2.8 million, respectively, for the nine months ended September 30, 2004. Maintenance revenues remain constant at approximately $3.5 million for the nine months ended September 30, 2003 and 2004.

Revenues from sales to customers in North America increased from $17.5 million, or 49.0% of revenues, for the nine months ended September 30, 2003 to $23.2 million, or 49.7% of revenues, for the nine months ended September 30, 2004, an increase of $5.7 million, or 32.6%. This increase in sales was primarily attributable to increased market demand for our networking products in this region.

Revenues from sales to customers in Europe and the Middle East increased from $8.9 million, or 24.9% of revenues, for the nine months ended September 30, 2003 to $14.3 million, or 30.6% of revenues, for the nine months ended September 30, 2004, an increase of $5.4 million, or 60.7%. This increase in sales was primarily attributable to increased sales efforts for our networking products in this region.

Revenues from sales to customers in the Far East decreased from $9.3 million, or 26.0% of revenues, for the nine months ended September 30, 2003, to $8.6 million, or 18.4% of revenues, for the nine months ended September 30, 2004 a decrease of $700,000, or 7.5%.

Cost of Revenues. Cost of revenues increased from $7.9 million for the nine months ended September 30, 2003 to $9.9 million for the nine months ended September 30, 2004, an increase of $2.0 million, or 25.3%. Gross profit as a percentage of revenues increased slightly from 77.9% for the nine months ended September 30, 2003 to 78.7% for the nine months ended September 30, 2004.

Research and Development. Research and development expenses increased from $10.9 million for the nine months ended September 30, 2003 to $12.6 million for the nine months ended September 30, 2004, an increase of $1.7 million, or 15.6%. This increase was primarily attributable to an increase in the number of research and development personnel whom we employed. Research and development expenses as a percentage of revenues decreased from 30.4% for the nine months ended September 30, 2003 to 27.0% for the nine months ended September 30, 2004.

Marketing and Selling. Marketing and selling expenses increased from $14.6 million for the nine months ended September 30, 2003 to $18.3 million for the nine months ended September 30, 2004, an increase of $3.7 million, or 25.3%. This increase was primarily attributable to increased sales efforts in North America and EMEA. Marketing and selling expenses as a percentage of revenues decreased from 40.9% for the nine months ended September 30, 2003 to 39.1% for the nine months ended September 30, 2004.

General and Administrative. General and administrative expenses increased from $2.9 million for the nine months ended September 30, 2003 to $3.7 million for the nine months ended September 30, 2004, an increase of $800,000, or 27.6%. This increase was primarily attributable to an increase in personnel expenses. General and administrative expenses as a percentage of revenues were 8.2% for the nine months ended September 30, 2003 and 7.9% for the nine months ended September 30, 2004.

Financial Income. Financial income decreased from $1.6 million for the nine months ended September 30, 2003 to $1.3 million for the nine months ended September 30, 2004 principally as a result of the decreased interest income we derived from the investment of the proceeds of our March 2000 initial public offering and private placement. Our interest income decreased due to lower prevailing interest rates.

Liquidity and Capital Resources

We generated $7.1 million from operating activities for the nine months ended September 30, 2004 compared to $4.8 million in the same period in 2003. This amount was primarily attributable to higher net income of $4.3 million, a $1.6 million increase in deferred revenues, an increase of $1.0 million in trade payables, and depreciation and amortization expenses of $1.6 million. These increases in cash generated by our operating activities were offset in part by an increase of $1.9 million in trade receivables and an increase in other accounts receivables and prepaid expenses of approximately $700,000.

Net cash used in investing activities was approximately $5.3 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, $1.7 million of cash used in investing activities was for purchases of property and equipment, and $1.3 million of cash was used in purchasing the VisionNex activity.

Our financing activities generated $2.6 million for the nine months ended September 30, 2004 compared to $1.8 million in the same period in 2003. This amount was primarily attributable to proceeds from the exercise of employee stock options.

Our capital requirements are dependent on many factors, including market acceptance of our products and the allocation of resources to our research and development efforts, as well as our marketing and sales activities. We plan to pursue strategic initiatives and make operating investments in 2004 and 2005 as we position our company to realize on what we perceive to be increasing market opportunities in the coming years. We anticipate that our cash resources will be used primarily to fund our operating activities, as well as for capital expenditures. We may establish additional operations as we expand globally.

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

On August 28, 2002, we announced that our board of directors had authorized the repurchase of up to $10 million or 2 million of our ordinary shares in the open market from time to time at prevailing market prices. During April 2003, we started to repurchase our ordinary shares based on the instruction of our board of directors. As of September 30, 2004, we had purchased 14,000 ordinary shares at a total cost of $77,000, or an average price of $5.5 per share.

     Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements. In addition, we have no unconsolidated special purpose financing or partnership entities that are likely to create material contingent obligations.

     Significant event

During the third quarter of 2004, the Company reached an agreement with the Israeli Tax authorities in regards of the final tax assessments for the years ended December 31, 1999, 2000, 2001 and 2002. According to the agreement, the Company's carryforward tax losses was reduced by $ 15,082 and amounted to approximately $ 11,000 as of December 31, 2003.


     Fourth Quarter 2004 Guidance

     o Fourth quarter net sales are expected to be approximately $17.5 million, an increase of approximately $800,000, or 4.8%, compared with the third quarter 2004.

     o Net income is expected to increase to approximately $1.8 million or $0.08 per share, a 14.2% increase compared with third quarter 2004.

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

    Risks Relating to Our Business

     o Our history of losses prior to 2001 and the uncertainty of our ability to continue to operate profitably in the future.

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

     o Our software development kit revenues will decrease if our customers choose to use source code that is available for free or is developed in-house.

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

     o Government regulations could delay or prevent product offerings, resulting in decreased revenues, or could result in unanticipated expenses to make our products regulatory compliant..

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

Interest Rate Risk

As of September 30, 2004, we had cash and cash equivalents and short-term investments of $52.7 million. We invest our cash surplus in time deposits, cash deposits, U.S. federal agency securities and corporate bonds with an average credit rating of at least AA. These investments are not purchased for trading or other speculative purposes. Due to the nature of these investments, we believe that we do not have a material exposure to market risk.

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

During 2003, the NIS revalued approximately 7.6% against the dollar. Among the factors contributing to the revaluation are the low interest rate for US$ investments compared to the higher interest rate for NIS investments. The revaluation has resulted in deflation in Israel, which was approximately 1.9% for the year 2003 compared to an annual inflation rate of 6.5% for 2002 and inflation of 1.2% for the nine months ended September 30, 2004.

Since most of our sales are quoted in dollars, and a portion of our expenses are incurred in NIS, our results may be adversely affected by a change in the rate of inflation in Israel or if such change in the rate of inflation is not offset, or is offset on a lagging basis, by a corresponding devaluation of the NIS against the dollar and other foreign currencies.

We did not enter into any foreign exchange contracts in 2003 or the first nine months of 2004.

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

                                                                          For the account of
                                                        For the account      the selling
                                                        of the company       shareholder
                                                        --------------       -----------
             Number of ordinary shares registered ..         4,370,000           N/A
             Aggregate offering price of
                shares registered ..................       $87,400,000           N/A
             Number of ordinary shares sold ........         4,370,000           N/A
             Aggregate offering price of shares
                sold ...............................       $87,400,000           N/A

The following table sets forth the expenses incurred by us in connection with our public offering during the period commencing the effective date of the Registration Statement and ending September 30, 2004. None of such expenses were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of equity securities of our company or to our affiliates.

                                                  Direct or indirect payments to
                                                  persons other than affiliated
                                                             persons
                                                  ------------------------------

     Underwriting discounts and commissions ....           $6,118,000
     Finders' fees .............................              550,000
     Expenses paid to or for underwriters.......               41,290
     Other expenses ............................            2,241,113
                                                           ----------
     Total expenses ............................           $8,950,403
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

                                                 Direct or indirect payments
                                                 to persons other than to
Purpose                                          affiliated persons
------------------------------------------------ ---------------------------
 Acquisition of other companies and
   Business(es) .............................                 N/A
 Construction of plant, building and facilities               N/A
 Purchase and installation of machinery
   and equipment ............................                 N/A
 Purchase of real estate ....................                 N/A
 Repayment of indebtedness ..................                 N/A
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

(b) Reports on Form 8-K filed during the quarter for which this report is filed:

An 8-K bearing the cover date of July 28, 2004 with respect to a press release regarding the Registrant's earnings for the three and six months ended June 30, 2004 was filed on July 28, 2004.

An 8-K bearing the cover date of September 7, 2004 announcing that the Registrant had acquired the intellectual property and key developer assets of VisionNex of China was filed on September 8, 2004.

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


Date:  November 8, 2004