Form 10-Q/A
period 2004-09-30
RADVISION LTD
filed 2004-11-08
CIK 1105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

This Amendment No. 1 on Form 10-Q/A of RADVision Ltd. for the quarterly period ended September 30, 2004 is being filed solely to correct a typographical error in Exhibit 32.2 to the Form 10-Q for such period. For the convenience of the reader, the entire report has been refiled.

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